Form 10-Q
period 1995-03-31
TOP SOURCE TECHNOLOGIES INC
filed 1995-05-15
CIK 800055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                    For Quarterly Period Ended March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From....................to...................
                         Commission File Number 1-11046


                          TOP SOURCE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 84-1027821
     (State or other jurisdiction of                  (I.R.S.Employer
     incorporation or organization)                  Identification Number)



        2000 PGA BLVD., SUITE 3200, PALM BEACH GARDENS, FLORIDA   33408
          (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (407) 775-5756


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at April 30, 1995
Common stock, $.001 par value                   27,327,080 shares








                          TOP SOURCE TECHNOLOGIES, INC.
                                 FORM 10-Q
                                     INDEX


                                                                           Page

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1995
          (Unaudited) and September 30, 1994 .  . . . . . . . . . . . . . . .  1


        Consolidated Statements of Operations for the
          Three and Six Months Ended March 31, 1995 and 1994
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .  . 2-3


        Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 1995 and 1994
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4


        Notes to Unaudited Interim Consolidated
          Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  5-6


ITEM 2.   Management's Discussion and Analysis of Interim

                 Financial Condition and Results of Operations  . . . . . .  6-8



                           PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . . . .  9

ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  9






                                        i



TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1995 AND SEPTEMBER 30, 1994
 (UNAUDITED)
                                                      MARCH 31     SEPTEMBER 30
ASSETS                                                1995         1994
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                             1,328,127    1,429,362
  RESTRICTED CASH                                          51,810       85,705
  ACCOUNTS RECEIVABLE (NET OF ALLOWANCE OF $221,126
 AND $150,000  AT MARCH 31,1995 AND SEPTEMBER 30,
 1994,  RESPECTIVELY)                                   2,464,352    3,638,560
  ADVANCES TO OFFICERS                                     45,765       40,000
  INVENTORIES                                             676,881      356,498
  PREPAID EXPENSES                                        367,745      221,900
  OTHER                                                   160,348      262,875
                                                      ------------ ------------
TOTAL CURRENT ASSETS                                    5,095,028    6,034,900

PROPERTY AND EQUIPMENT, NET                             2,957,900    2,204,858
MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS, NET    376,834      376,799
CAPITALIZED DATABASE, NET                               2,811,110    2,916,527
INTANGIBLE ASSETS RELATING TO BUSINESSES ACQUIRED, NET  4,832,490    4,594,746
DEFERRED INCOME TAX ASSETS, NET                         2,270,000    2,270,000
OTHER ASSETS, NET                                         733,769       82,125
                                                      ------------ ------------
TOTAL ASSETS                                           19,077,131   18,479,955
                                                      ============ ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                      2,341,025    1,605,322
  ACCRUED LIABILITIES                                     331,369      657,779
  ACCRUED TESTING COSTS                                   623,631      624,642
  BANK DEBT                                               500,000     ---
  NOTE PAYABLE-AFFILIATE                                 ---            88,042
                                                      ------------ ------------
TOTAL CURRENT LIABILITIES                               3,796,025    2,975,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK-$.10 PAR VALUE, 5,000,000 SHARES
   AUTHORIZED; NONE OUTSTANDING                          ---          ---
  COMMON STOCK-$.001 PAR VALUE, 50,000,000 SHARES
   AUTHORIZED; 27,327,080 AND 26,716,395 SHARES ISSUED
   MARCH 31 AND SEPTEMBER 30, RESPECTIVELY                 27,327       26,716
  ADDITIONAL PAID-IN CAPITAL                           26,012,694   25,214,445
  ACCUMULATED DEFICIT                                 (10,627,130)  (9,605,206)
  TREASURY STOCK-AT COST; 87,534 SHARES                  (131,785)    (131,785)
                                                      ------------ ------------
TOTAL STOCKHOLDERS' EQUITY                             15,281,106   15,504,170
                                                      ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             19,077,131   18,479,955
                                                      ============ ============
 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.





TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
 1995 AND 1994 (UNAUDITED)
                                                      1995         1994
                                                      ------------ ------------
PRODUCT SALES                                           3,836,156    2,366,092
SERVICE REVENUE                                         1,376,435    1,642,893
OTHER                                                    ---          ---
                                                      ------------ ------------
  NET SALES                                             5,212,591    4,008,985

COST OF PRODUCT SALES                                   2,399,276    1,313,475
COST OF SERVICES                                        1,276,653    1,182,924
OTHER                                                    ---          ---
                                                      ------------ ------------
  COST OF SALES                                         3,675,929    2,496,399
                                                      ------------ ------------
GROSS PROFIT                                            1,536,662    1,512,586

EXPENSES:
  GENERAL AND ADMINISTRATIVE                            1,343,115      784,252
  SELLING AND MARKETING                                   528,281      268,138
  PROFESSIONAL FEES                                        72,192      104,251
  DEPRECIATION AND AMORTIZATION                           202,466       29,650
  RESEARCH AND DEVELOPMENT                                  9,130       33,504
                                                      ------------ ------------
TOTAL EXPENSES                                          2,155,184    1,219,795
                                                      ------------ ------------
INCOME (LOSS) FROM OPERATIONS                            (618,522)     292,791

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                           9,535        5,450
  INTEREST EXPENSE                                         (2,427)     (51,268)
  INTEREST EXPENSE-AFFILIATE                              ---           (2,606)
  OTHER INCOME (EXPENSE), NET                             (12,416)     268,898
                                                      ------------ ------------
NET OTHER INCOME (EXPENSE)                                 (5,308)     220,474
                                                      ------------ ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                    (623,830)     513,265
INCOME TAX BENEFIT                                       ---         2,220,000
                                                      ------------ ------------
NET INCOME (LOSS)                                        (623,830)   2,733,265
                                                                   ============
NET LOSS PER COMMON SHARE OUTSTANDING:                      (0.02)
                                                      ============
COMMON SHARES                                          27,231,190
                                                      ============
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE:
  PRIMARY                                                                 0.10
                                                                   ============
  FULLY DILUTED                                                           0.09
                                                                   ============
COMMON AND COMMON EQUIVALENT SHARES:
  PRIMARY                                                           28,562,434
                                                                   ============
  FULLY DILUTED                                                     28,789,471
                                                                   ============
 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31,
 1995 AND 1994 (UNAUDITED)
                                                      1995         1994
                                                      ------------ ------------
PRODUCT SALES                                           6,962,295    4,238,245
SERVICE REVENUE                                         2,667,585    3,425,626
OTHER                                                    ---            29,643
                                                      ------------ ------------
  NET SALES                                             9,629,880    7,693,514
                                                      ------------ ------------
COST OF PRODUCT SALES                                   4,309,734    2,462,602
COST OF SERVICES                                        2,410,712    2,383,006
OTHER                                                    ---             9,770
                                                      ------------ ------------
  COST OF SALES                                         6,720,446    4,855,378
                                                      ------------ ------------
GROSS PROFIT                                            2,909,434    2,838,136

EXPENSES:
  GENERAL AND ADMINISTRATIVE                            2,664,027    1,399,036
  SELLING AND MARKETING                                   801,029      536,593
  PROFESSIONAL FEES                                       170,769      217,020
  DEPRECIATION AND AMORTIZATION                           284,738       57,831
  RESEARCH AND DEVELOPMENT                                 19,978       59,154
                                                      ------------ ------------
TOTAL EXPENSES                                          3,940,541    2,269,634
                                                      ------------ ------------
INCOME (LOSS) FROM OPERATIONS                          (1,031,107)     568,502

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                          27,657        8,320
  INTEREST EXPENSE                                         (2,427)     (72,309)
  INTEREST EXPENSE-AFFILIATE                              ---           (8,004)
  OTHER INCOME (LOSS), NET                                (16,047)     267,921
                                                      ------------ ------------
NET OTHER INCOME (EXPENSE)                                  9,183      195,928
                                                      ------------ ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                  (1,021,924)     764,430

INCOME TAX BENEFIT                                       ---         2,220,000
                                                      ------------ ------------
NET INCOME (LOSS)                                      (1,021,924)   2,984,430
                                                      ============ ============
NET LOSS PER COMMON SHARE OUTSTANDING                       (0.04)
                                                      ============
COMMON SHARES                                          27,163,209
                                                      ============
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE:
  PRIMARY                                                                 0.11
                                                                   ============
  FULLY DILUTED                                                           0.10
COMMON AND COMMON EQUIVALENT SHARES:                               ============
  PRIMARY                                                           27,894,892
                                                                   ============
  FULLY DILUTED                                                     28,516,361
                                                                   ============
 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31,
 1995 AND 1994 (UNAUDITED)

                                                          1995         1994
OPERATING ACTIVITIES:                                 ------------ ------------
    NET INCOME (LOSS)                                  (1,021,924)   2,984,430
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
       NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                         588,009      377,084
    DISCOUNT AMORTIZATION                                ---            52,052
    AMORTIZATION OF DEFERRED OFFICERS' COMPENSATION      ---            13,950
    DISPOSAL OF EQUIPMENT                                  29,233       33,446
    DEFERRED INCOME TAXES                                ---        (2,220,000)
    ADVANCES TO OFFICERS                                  (45,765)     (50,300)
    REPAYMENTS FROM OFFICER                                40,000     ---
    DECREASE (INCREASE)  IN ACCOUNTS RECEIVABLE, NET      899,208   (1,182,283)
    INCREASE IN INVENTORIES                              (320,383)    (189,768)
    INCREASE IN PREPAID EXPENSES                         (145,845)     (85,062)
    DECREASE (INCREASE) IN OTHER ASSETS                   132,966     (175,607)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND
      ACCRUED LIABILITIES                                 408,282     (274,791)
                                                      ------------ ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       563,781     (716,849)

INVESTING ACTIVITIES:
    PURCHASES OF PROPERTY AND EQUIPMENT, NET           (1,196,864)    (786,651)
    ADDITIONS TO PATENT COSTS                             (28,970)     (57,100)
    INCREASE IN OTHER ASSETS                             (650,000)    ---
    PURCHASE OF BUSINESSES, NET                           ---         (131,889)
                                                      ------------ ------------
NET CASH USED IN INVESTING ACTIVITIES                  (1,875,834)    (975,640)

FINANCING ACTIVITIES:
    PROCEEDS FROM SALE OF COMMON STOCK, NET               798,860    3,862,246
    PROCEEDS FROM BORROWINGS                            1,300,000      600,000
    REPAYMENTS OF BORROWINGS                             (888,042)  (1,622,751)
                                                      ------------ ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,210,818    2,839,495
                                                      ------------ ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (101,235)   1,147,006
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,429,362      362,351
                                                      ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              1,328,127    1,509,357
                                                      ============ ============

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.






                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.          BASIS OF PRESENTATION

    The accompanying financial statements of Top Source Technologies, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No. 1 Amendment for the year ended September 30, 1994. Certain fiscal year 1994 amounts have been reclassified to conform to current year presentation.

2.   INVENTORIES

     Inventories consisted of the following:

                               March 31      September 30
                                 1995           1994

          Raw materials       $  421,909     $  292,211
          Finished goods         254,972         64,287
                              ----------     ----------
                              $  676,881     $  356,498
                              ==========     ==========

3.   BANK DEBT

     In November 1994, the Company entered into a $5,000,000 Loan Agreement with the First Union National Bank of Florida (the "Bank"). The agreement stipulates that $4,500,000 (OSA Line) of the proceeds are to be used for the purchase of certain OSAs. The agreement also indicates that $500,000 will be available for short-term working capital through January 31, 1996. Amounts outstanding under the Loan Agreement will bear interest at the prime-rate plus .85% and interest will be payable monthly commencing on December 10, 1994. At March 31, 1995, $500,000 was outstanding on the short-term working capital portion of the loan.

4.   STATEMENT OF CASH FLOWS

     There were no non-cash investing or financing activities for the six months ended March 31, 1995 and 1994.


5.   INCOME TAXES

     The Company has recorded a deferred income tax benefit and related deferred income tax asset based on the pre-tax loss in the first six months of fiscal 1995. A valuation allowance in the same amount has been established since the Company's assessment of future taxable income is unchanged from September 30,
1994.                     TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.   SUBSEQUENT EVENTS

     In April 1995, the Company entered into a Loan Agreement (the "Loan") with First Union National Bank of Florida. The Loan provides for a short-term working capital line of credit not to exceed $250,000. Amounts outstanding under the Loan bear interest at the prime-rate plus .85%, with interest payable monthly. The Loan is secured by the accounts receivable and other assets as defined in the Loan Agreement. The Company will regularly use this line of credit and repay it on a regular basis.

     The Company has signed an agreement with Adrenaline, Inc. to buy back equity in the EFECS-technology. Adrenaline, Inc. will pay a minimum royalty payment of $400,000. Subsequent to the receipt of the $400,000 royalty payment, the Company will receive 25% of any royalty income received by Adrenaline, Inc. and 2% of the net sales of any EFECS systems produced by Adrenaline, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Accounts receivable-net, decreased $899,208 which is primarily due to the receipt in late March of approximately $1,180,000 which normally would have been received in early April.

     Inventories increased $320,383 since September 30, 1994 primarily due to the increase in finished goods in order to build up inventory levels to meet anticipated OHSS delivery schedules and to allow for a smooth transition with continuation of shipments during an anticipated move to a new facility. Inventory levels at September 30, 1994 were lower than usual.

     Prepaid expenses increased $145,845 primarily due to the First Union Bank loan commitment fees of $104,565 which were capitalized and are being amortized over the term of the loan.

     Other assets increased $651,644 which is due to a deposit of $650,000 which is being held by TJA for security under the agreement between the Company and TJA.

RESULTS OF OPERATIONS
Net sales increased 30.0% and 25.2% for the three and six months ended March 31, 1995 compared to the same periods ended March 31, 1994, respectively. This increase represents record sales for the Company, which is primarily due to the strong growth in revenue from OHSS whose sales have increased over 60% for the six months ended March 31, 1995 compared to the same period ended March 31, 1994. UTG's sales volume reflected a continuing decline due to the loss of accounts caused by competitive pricing and the Company's withdrawal from the aircraft oil analysis business to reduce liability. As new business comes on line, UTG's sales volumes are expected to stabilize at a level comparable to the quarter ended March 31, 1995.

     The overall gross profit margin decreased to 30.2% for the six months ended March 31, 1995 from 36.9% for the same period ended March 31, 1994. The decrease was due to a significant decrease in revenue in UTG which was not offset by a decrease in cost of services as the majority of costs of services are fixed.



                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D


     General and administrative expense increased 71.3% and 90.4% for the three and six months ended March 31, 1995 compared to the same periods ended March 31, 1994, respectively. This increase is primarily due to the continued expansion of OSA whose expenses are in excess of $670,000 for the year-to-date period, the expansion of the Company's business and increases in salary arising from additional personnel, merit increases and incentive payments.

     Selling and marketing expense increased 97.0% and 49.3% for the three and six months ended March 31, 1995 compared to the same periods ended March 31, 1994, respectively, due to the increased selling and marketing efforts in the service segments (UTG and OSA) of the Company. UTG has increased their marketing efforts to generate new customers. OSA's selling expenses have increased rapidly reflecting the continuing expansion of this segment. OSA has hired new personnel for the deployment of the OSAs.

Professional fees decreased 30.8%  and 21.3%  for  the  three and  six months ended March 31, 1995 compared to the same periods ended March 31, 1994, respectively, due to the decreased legal fees at UTG. This decrease is primarily related to the fiscal 1994 legal suit regarding the defense of the UTG operation against an aviation claim which was settled in September 1994.

     Depreciation and amortization increased $226,907 for the six months ended March 31, 1995, compared to the same period ended March 31, 1994. This increase is due to the additional capital assets acquired of $1,196,864 during the six months ended March 31, 1995 which includes $173,142 of depreciation expense on the OSAs. Depreciation and amortization of $303,271 was allocated to cost of sales as it directly relates to the products and services sold during the six months ended March 31, 1995.

     Research and development decreased 72.7% and 66.2% for the three and six months ended March 31, 1995 compared to the same periods ended March 31, 1994, respectively, due to the research and development expenses incurred in fiscal 1994 relating to the ARCS technology which were not incurred in the current fiscal year.

     Interest income increased $19,337 for the  six months ended March 31,  1995
compared to the  same period ended March 31, 1994.   This increase is due to the
interest earned on the increased funds invested in the current fiscal period.

     Interest expense  decreased $69,882 for the six months ended March 31, 1994
compared to the same period ended March 31, 1995.   This is due to the decreased
debt balances compared to the prior year.

     Income tax, see Note 5. Income Taxes of Notes to Unaudited Interim Consolidated Financial Statements for a discussion of income taxes.








                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D



LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operating activities during the first six months
of  the current  fiscal  year totalled  $563,781.   This  is  due to  the  early
collection of accounts receivable as discussed above.

     Net cash used in investing activities was ($1,875,834). The Company invested $1,196,864 for capital assets of which approximately $607,000 were capital assets used in the OSA operation which is in line with prior investment planning for OSA needs. Also, a deposit of $650,000 was made to TJA and is being held for security under the agreement between the Company and TJA. At this time, the Company cannot determine the number of OSA units which will be deployed in fiscal 1995. At March 31, 1995, the Company has no material commitments to purchase capital assets except the OSA requirements which cannot be determined at this time.

     Net cash provided by financing activities was $1,210,818 which primarily consisted of the exercise of stock options (exercise prices ranged from $.53 to $5.875) and in total generated $798,860 in net proceeds. During the six months ended March 31, 1995, the Company borrowed a total of $1,300,000 from its short-term working capital bank line and repaid $800,000. Also, the Company paid-in-full the note payable to an affiliate of $88,042.

     The Company continues to rely on revenue from its product sales (OHSS) and service revenue from the Oil Analysis Laboratory (UTG) to provide for its liquidity needs. In order to meet its short-term liquidity needs and to fund OSA operating costs, the Company has reached an agreement with Ganz Capital Management, Inc. for $3,000,000 in Convertible Notes (the "Notes") maturing five years from date of issue. The Notes bear interest at 9% with interest payable semi-annually and are convertible into fully registered shares of the Company's common stock beginning one year after the date of the agreement. The agreement is expected to be finalized in May 1995. Also, the Company has an additional $250,000 of available credit from a short-term working capital line (See Note 6. Subsequent Events of Notes to Unaudited Interim Consolidated Financial Statements.)

     Cash requirements to support currently planned OSA deployment will be provided by existing bank lines. Depending upon when the Company generates material revenue from its OSAs and how quickly it ships a substantial number of OSAs, it may require additional financing to support their rollout. The Company is in preliminary discussions with prospective investors and strategic partners should the OSA deployment program be accelerated.











                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                          PART II - OTHER INFORMATION

    ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On March 15th, the shareholder's approved the following at the Annual Shareholder's Meeting:


                                                                                     Broker
                                                 For        Against    Abstentions   Non-Votes
oElected the members to the board of
directors of the Company to serve            21,383,299     131,651     73,265           0
until the Company's next annual meeting          %78.54         .48        .27
oRatified the appointment of Arthur
Andersen LLP as independent auditors
for the fiscal year ended September 30,      21,376,930     105,437    105,848           0
1995                                             %78.52         .38        .39
oApproved the transaction of other lawful
business that may properly come before the   20,726,391     436,871    424,953           0
meeting.                                         %76.12        1.61       1.56

Total shares voted:    21,588,215  79.29%




    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A.  EXHIBITS

               None

           B.  REPORTS ON FORM 8-K

       A Form 8-K was filed on January 5, 1995 in connection with the Adoption of the Stockholder Rights Plan.

       No other reports on Form 8-K were filed during the quarter ended March 31, 1995.









                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q







     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TOP SOURCE TECHNOLOGIES, INC.

By:  /s/ James P. Samuels                May 12, 1995
     James P. Samuels                        Date
     Vice President/Finance &
     Treasurer (Chief Financial Officer)


By:  /s/ William Earl Somerville         May 12, 1995
     William Earl Somerville                 Date
     Controller