Form 10-K/A
period 1994-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1995-06-01
CIK 800055

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                  FORM 10-K/A NO. 2

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the year ended September 30, 1994

                            Commission file number 1-11046


                            TOP SOURCE TECHNOLOGIES, INC.
               (Exact name of Registrant as specified in its charter).

        DELAWARE                                              84-1027821
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

          2000 PGA BOULEVARD, SUITE 3200 PALM BEACH GARDENS, FLORIDA  33408
              (Address of Principal executive office)               (zip code)

          Registrant's telephone number, including area code: (407) 775-5756

             Securities registered pursuant to Section 12(b) of the Act:
                                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                             ON WHICH REGISTERED
          Common Stock                                 American Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                     .001 par value common stock (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to
     such filing requirements for the past 90 days. Yes X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any
     amendment to this Form 10-K Yes      No X

     As of December 31, 1994, 27,303,080 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on December 31, 1994 (based upon the closing sales price) held by non-affiliates of the Registrant, was approximately $153,650,209.

                         DOCUMENTS INCORPORATED BY REFERENCE

     LOCATION IN FORM 10-K           INCORPORATED DOCUMENT
     Part III-Items 10, 11, & 12     Definitive Proxy Statement in connection
                                     with its annual meeting of stockholders
                                     to be held on March 15, 1995


                                        PART I
     ITEM 1.  BUSINESS

     A.  GENERAL DESCRIPTION OF BUSINESS

     Top Source Technologies, Inc. (the Company or TSI) was organized in 1986 under the name Top Sound International, Inc. to distribute a patented overhead mounted speaker system for vehicles. In 1989, the Company's mission was expanded to include developing and marketing of products, services and technologies for the transportation and related industries. The Company expanded its product line and changed its name to Top Source, Inc. By 1994 the Company was marketing, in addition to the Overhead Speaker System, two technologies licensed exclusively from the Massachusetts Institute of Technology, (M.I.T.), a high energy ignition system and a safety restraint technology. The Company also acquired three oil analysis laboratories and developed in conjunction with Thermo Instrument Systems, Inc. (a division of Thermo Electron) a unique on-site oil analyzer for use in the petrochemical, automotive and equipment service industries. In March 1994, the Company changed its name to Top Source Technologies, Inc.

     The Company derives revenue from the manufacture and sale of its Overhead Speaker Systems and from the sale of oil analysis service. In December of 1994, the Company also began its initial roll-out of the On-Site Oil Analyzer. Customer sites include an oil refinery, new car dealer, automotive quick lube, oil jobbers and heavy duty equipment dealers. Also, the Company is seeking to license its ignition system and safety restraint technology to auto makers or their suppliers.

     The Company receives new technology ideas for possible inclusion into the Top Source program from individuals, universities and other companies. The technologies are screened for their proprietary nature, market potential and fit with the Company structure and business.

     B.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company currently has two industry segments: automotive technology and oil analysis service. (For information on industry segments and export sales, see Item 8. - Financial Statements and Supplementary Data, Note 20. Segment Information.)

     C.  NARRATIVE DESCRIPTION OF BUSINESS

     GENERAL
     The Company now has four proprietary technologies, including two licensed from M.I.T., concerning injury reduction in frontal crashes, ARCS (Acceleration Restraint Curve Safety Seat), and EFECS (Engine Fuel Economy Emissions Control Reduction System). The Company markets one product, an Overhead Speaker System (OHSS), and provides one service, Oil Analysis.

     PRODUCTS AND TECHNOLOGIES

     OVERHEAD SPEAKER SYSTEM
     In 1987, the Company acquired from its Swedish inventor the exclusive rights to distribute in the United States and Canada a patented automotive overhead mounted speaker system. The Company holds a number of patents for the OHSS which expire at various times through 2009. In addition, the Company has patent applications for other uses of OHSS. The patents cover the design and mounting method which permits speakers, dome lights and other accessories to be mounted overhead. The assembly includes enclosed audio speakers pre-wired in an overhead mounting system. The unit, about six inches wide, mounts up against the headliner across the width of the vehicle as a rear speaker system. Overhead mounted speakers deliver unobstructed sound directly to the listener whereas speakers mounted in the side doors, tailgate or cargo area can become obstructed by passengers or cargo. The OHSS eliminates the need for rear speakers in traditional locations, reduces weight in the liftgate and because of their fixed overhead mounting, are not subject to the

                                     -1-

     ITEM 1.  BUSINESS, (CONTINUED)

     same risks of damage as speakers located in door or liftgate panels. The OHSS provides the Original Equipment Manufacturers (OEMs) with a cost effective solution to improved audio without additional expensive tooling and within relatively short lead times, and the assembly dramatically reduces installation time in factory applications.

     The Company's original marketing effort focused on both the automotive aftermarket and OEMs. Sales through auto parts retailers, catalogs, auto sound specialists and new car dealers were not material. The Company refocused its effort toward the OEMs for endorsement and possible production line installation as standard or factory optional equipment.

     The Company established an engineering team that worked on housing designs, materials, and other features, as well as audio issues. The team, which included internal engineers and outside consultants, identified vehicle opportunities for the OHSS and built working prototypes. The Company's marketing group presented these units to OEM audio, trim and product planning engineers for evaluation.

     In 1991, a custom designed OHSS was approved by Chrysler Corporation for dealer installation on the Jeep(R) Wrangler, and a purchase order was received. The Wrangler OHSS is the only practical mounting location for speakers to provide audio with the vehicle top down. The OHSS unit can be installed in less than 30 minutes, and retails for around $300.

     The second custom OHSS unit was designed for the Jeep(R) Cherokee, a high volume vehicle in production since 1984. The Cherokee unit was molded from reinforced urethane and housed two 51/4 inch speakers. The unit mounted over the rear cargo area and incorporated the cargo area dome light. In May of 1992, Chrysler approved this unit and a purchase order was received for dealer installation.

     The third custom unit which was designed for the new Jeep(R) Grand Cherokee featured four speakers and mounted above the cargo area in the rear of the vehicle. In early 1993, the Company received approval and a purchase order for the Grand Cherokee unit as a dealer installed option. Patents have been applied for in regard to both Cherokees.

     In 1992, the Company focused its marketing effort on expanded production line installation opportunities for both the Wrangler and Cherokee. That opportunity promised significant increases in OHSS volumes compared to dealer installed application. To support that effort the Company, in early 1993, established its own assembly operation in a leased Michigan facility. The in-house assembly assured reduced costs and permitted the Company total control of quality and delivery schedules.

     The Jeep(R) Wrangler unit became standard equipment on the top-of-the-line model with a retail list price of under $250, a factory option on most models and continued as a dealer installed option for the entire new and used Wrangler line. Chrysler requested that TSI add a dome light to the OHSS unit which was a feature not available before on the Wrangler soft top. Chrysler trademarked the OHSS under the label "Sound Bar." In mid-1993, Chrysler decided to replace the rear liftgate mounted speakers on the Jeep(R) Cherokee and use the Sound Bar as the only rear speaker system. More than 75% of the Cherokees built include rear speakers. By September of 1993, the Company was shipping significantly increased OHSS units due to the production line purchase orders.

     Based on an excellent rating from Chrysler for quality, performance and on-time delivery over several years, the Company was awarded a preferred supplier rating. This positions TSI favorably as a tier one supplier for new business, long-term contracts and joint ventures. The present contracts for the Wrangler and Cherokee extend through model year 1996. The Company believes that based upon product acceptance and the limited redesign of these vehicles that prior to the year 2000, the purchase order will be renewed. The Company also received a purchase order from Chrysler International Operations for several custom OHSS units. This represents an opportunity for significantly increased revenue beginning in fiscal year 1995.
                                      -2-

     ITEM 1.  BUSINESS, (CONTINUED)

     In 1993, General Motors renewed its parts and service contract for the universal unit approved by General Motors for 15 sport utility vehicles. In early 1994, General Motors approved and ordered a custom designed unit for dealer installation on the Geo Tracker. At the same time, Suzuki approved and ordered a custom unit for their Sidekick vehicle.
     The Geo Tracker and Suzuki are presently in an early launching stage. All of these programs are only available as dealer installed at this time. Sales of the OHSS on these vehicles have not been material.

     The Company has designed and presented many more custom units to domestic and foreign OEMs. These units are being considered for future dealer, as well as production line installation. The Company's marketing efforts are focused on sport utility, pick-up trucks and vans.

     In 1990, the Company shipped approximately 7,480 OHSS units. In 1994, that number grew to 142,550 OHSS units. The OHSS unit volume in 1994 represented less than 5% of the target vehicle market in the United States and Canada. Although no confirmed orders have been received to date for additional new vehicle production line installation, the Company is optimistic that it will receive additional purchase orders in the future.

     The Company is confident it can meet any additional demand from present or new customers. In anticipation of new business, the Company intends to expand present production capacity early in 1995. The Company will continue to service its customers in a just-in-time manner. OHSS operations will remain assembly-only, which requires minimal capital support. Components of the OHSS such as speakers, grills, wiring harnesses, housings and dome lights are sourced either by the Company or the OEM customer. Back-up sources are available for all components. The Company is prepared with back-up contingency manufacturing plans and is capable of establishing satellite assembly facilities to support just-in-time delivery demand for incremental business in the United States, Canada, Mexico and Europe.

     The Company intends to continue an aggressive patent effort and expects to remain a sole source supplier due to the unique patent position in regard to the OHSS design. The selling prices to the OEMs range from $55 to over $125 based upon quality and number of speakers, dome lights, amplifiers and other variables.
     OIL ANALYSIS - UNITED TESTING GROUP - ON-SITE ANALYSIS
     Oil Analysis is a 50-year-old technology initially used by the railroad industry to monitor the internal condition of their engines (similar to using a blood test to find early warning signs and diagnose illness). Over the past 30 years, use of the technology expanded and oil analysis is now widely used for diagnostic and preventative maintenance programs for equipment in the aircraft, marine, heavy duty vehicles, industrial machines, defense and automotive industries. The technology is also used for quality control and pipe line monitoring in the petroleum industry, as well as many other chemical and mineral production processes.

     It is estimated that the size of the oil analysis market is in excess of one billion dollars. This includes oil analysis performed by independent and in-house laboratories. The Company believes that the use of oil analysis will increase as a preventative maintenance and process control technology. The Company also believes that advances in oil analysis technology owned by the Company will permit oil analysis utilization in new markets, such as automotive, and will increase oil analysis utilization by those presently using the technology.

     The service requires extracting a small sample of used oil from oil lubricated equipment and sending it to a laboratory. Scientific tests identify and quantify metal debris that is the result of wear. The amount of metal debris, correlated to time or mileage the oil has been in service, indicates if wear is normal or abnormal. Other laboratory tests will indicate and measure if there is any coolant or water in the oil, the amount of airborne dirt, viscosity, acidity, depletion level of the additive package, flash point, coloration and many other factors. Oil analysis users select the tests from a service menu based on their particular needs. Once the empirical data are generated by laboratory tests, a trained evaluator reviews the results and generates a report, which often contains service recommendations, and sends it to the end user.

                                      -3-

     ITEM 1.  BUSINESS, (CONTINUED)

     All major oil companies provide oil analysis service for their industrial and commercial lubricant customers to help them monitor the service and maintenance needs of their equipment. These oil companies either contract with an independent laboratory for a private label package or perform the service in their own laboratory. Caterpillar has their own program called "Scheduled Oil Sampling" (SOS); they operate over 70 of their own laboratories at dealers and send samples to independent laboratories as well. Truck fleets, like Penske Truck Leasing, perform oil analysis on their entire fleet of diesel trucks at each oil change.

     In 1989, the Company became involved with oil analysis by acquiring the exclusive rights to market a proprietary oil analysis program focused on automotive and light duty truck engines, transmissions and gear cases, developed by Spectro Metrics Inc. (SMI), an Atlanta-based laboratory. SMI provided oil analysis service, for over 30 years, to a wide variety of customers including oil companies, fleets, aircraft, marine, industrial, etc. This program, trademarked "Detect", used a state-of-the-art high speed computer aided analysis system and a proprietary database containing oil analysis results from thousands of engines and transmissions. In addition, SMI had developed computer aided technology which generated empirical data from infrared analysis based on known standards eliminating the need for several physical tests. This system automatically diagnoses component condition based on wear metal debris and contamination levels in the sample compared to standards in the database. The Detect System, due to its high volume capacity and low cost, enabled oil analysis to be offered, for the first time, to the large yet untapped passenger vehicle market. In addition, the automated process with further refinements would dramatically reduce the cost of processing other types of oil samples.

     The Company focused its marketing of the Detect Program on the automotive OEMs and the aftermarket. A kit containing a sample vial, extractor tube and pump as well as a return mailer with information sheet was sold to distributors with the laboratory service prepaid for under $6.00. Retail distributors included auto parts stores, mass merchandisers with automotive departments, hardware chains, quick lubes, parts catalogs and new car dealers. Retail repeat sales were very slow due to lack of consumer awareness. The new car dealer, service centers and quick lubes wanted to be able to perform the service on the shop floor and not wait five to ten days for customer reports to be returned from the laboratory. OEMs did not want to purchase the Detect Program as part of their service and parts offering to their dealers.

     In March of 1992, the Company decided to pursue the concept of an On-Site Analyzer (OSA) using the advanced software technology, automated diagnostic system and proprietary database developed and used at SMI. The Company entered into an agreement with SMI to solicit instrument manufacturers with the goal of designing and building a low cost test instrument, for use on the shop floor, which is capable of performing many of the services provided by an oil analysis laboratory. This would provide instant results by eliminating the need to send a sample to a laboratory. The Company intended to license the proprietary software and database from SMI, purchase On-Site Analyzers from an instrument manufacturer and either sell the instrument or sell the service on a per test basis. The Company also conducted primary market research in many markets to verify the demand, acceptability and requirements of an On-Site Analyzer.

     In order to provide present and potential users of On-Site Analyzers with the oil analysis data, they require that the oil sample must be tested by two distinctly different types of spectrometers: an emission spectrometer to identify and quantify metal elements and an infrared spectrometer to measure other parameters and non-elemental substances. Other specifications for the instrument include parameters such as: user friendly, low cost, minimal maintenance, near laboratory accuracy and repeatability, reliability, several minute turn around time, etc. The overall objective has been to provide high volume oil analysis locations with an On-Site Analyzer that delivers acceptable data in minutes at about the same price they pay for similar data by sending samples to a laboratory.

     Under their agreement, TSI and SMI jointly developed an initial design that outlined the flow of oil and information in a potential instrument, defined the specifications required by the target market and identified the user friendly aspects. The instrument considerations included cost limits, calibration, diagnostic and service issues. The concept design and specifications were presented to several instrument manufacturers around the world.
                                      -4-


     ITEM 1.  BUSINESS, (CONTINUED)

     By January of 1993 TSI and SMI entered into an initial development agreement with the Thermo Jarrell Ash (TJA) Division of Thermo Instrument Systems, Inc. (THI) to jointly develop an On-Site Analyzer with both emission and infrared capability. The intent of the agreement was to provide TJA with exclusive manufacturing rights in exchange for their development expense and TSI would receive exclusive distribution rights to the petrochemical and synthetic lubricants market while TJA could pursue other markets. Under the agreement, TJA would be responsible for all hardware included in the instrument as well as software for each individual spectrometer. TSI would be responsible for the analytical software including quantification files and database and the overall instrument operating software.

     Concurrently, with the development of the OSA, TSI offered to purchase SMI to insure total ownership and control of the database, hardware and software, and other proprietary technologies developed and owned by SMI. These technologies are critical to the operation of an OSA, and when fully exploited in a central laboratory operation, will dramatically reduce the cost of analyzing oil samples. Also, in early 1993, the Company became aware that Professional Services Inc. (PSI), was interested in selling its Oil Analysis Division. PSI performed similar services to SMI and had built laboratory facilities in Atlanta and Chicago with a broad customer base in its 11 year existence. PSI's customers included Penske Truck Leasing, Mobil, Shell and others. The possibility of consolidating the two laboratories and applying efficiencies of operation would yield one of the largest single independent laboratories with a broad and diversified customer base. Consolidation would also provide economies of scale and improve overall margins through cost reductions.

     In July of 1993, the Company acquired both PSI and SMI (see Item 8. Financial Statements and Supplementary Data, Note 2. Acquisitions). As of the date of this report, all debt related to these acquisitions has been paid. The laboratories provided the Company with over $5.8 million in revenue in fiscal 1994. In addition, the Company gained control of the database, technology and software necessary for the development of the OSA. The Company now had locations in Atlanta and Chicago. SMI and PSI were merged in July 1993 under the name United Testing Group (UTG). In January 1994, the Company acquired a small laboratory in Sparks, Nevada to provide nationwide coverage for central laboratory operations.

     Although On-Site Analysis has a large market opportunity, there will always be a need for central laboratories to support low daily volume users of oil analysis and to perform certain tests not yet possible with the present OSA capabilities.

     In August of 1993, On-Site Analysis, Inc. (OSA, Inc.), was formed to exclusively develop the OSA program. The Company has since staffed itself with spectroscopists, instrument specialists, marketing, systems and programmer personnel as well as technicians capable of assisting in installation, operation and training.

     Also, in August of 1993, TJA and OSA, Inc. had progressed with an Alpha developmental prototype that appeared to be able to meet the requirements and specifications established for the OSA. TSI committed to purchase 24 OSA Beta models with anticipated delivery by April 1994. Those units would be placed in the field at various locations to identify any issues yet to be resolved before a final design would be established for a larger distribution. In December of 1993, OSA, Inc. introduced the first OSA prototype Beta at Chevron's national oil distributor convention in San Diego.

     By the end of 1993, the Company had confirmed, with several oil companies, a strong interest for OSA use in their operations for process control, pipe line monitoring, and maintenance of equipment such as compressors, pumps, engines and gear cases. The petroleum processing industry, including refining, blending and recycling, is today a large user of oil analysis. Presently, oil production facilities rely on in-house central laboratories for quality control testing after each production process. It takes generally more than six hours to get results which determine if the product is acceptable to go on to the next process or be shipped. The OSA has the potential to become an at, or on-line process controller which could provide operators with instant information concerning the quality of the product. This would permit adjustments to the process to keep the product "in spec," creating significant cost savings and increases in production speeds.
                                      -5-


     ITEM 1.  BUSINESS, (CONTINUED)

     In December of 1993, the Company signed a confidentiality agreement with Exxon Corporation and began evaluating a variety of petroleum product samples. This initial phase was required to determine if the OSA could produce the accuracy and repeatability required for a refinery. The preliminary results were very encouraging, therefore, the Company began negotiating a national lease agreement with Exxon Corporation which was signed in July of 1994.

     If the OSA meets its requirements for accuracy, reliability and repeatability, the probability exists that OSA units will be placed at line as a process control technology for multiple petroleum products with numerous oil companies. Refinery operations run continuously, 24 hours per day, seven days per week. In addition, the refineries, blenders and recyclers of oil can utilize the OSA for equipment and pipe line monitoring.

     Each OSA has capacity to analyze 15 samples per hour. The Company anticipates charging less than $10 per sample analyzed. The instrument is anticipated to require minimal downtime for daily calibration and maintenance.

     The Company is targeting markets that offer significant potential utilization of OSAs including oil refineries, blending plants, chemical plants, new car dealers, heavy duty equipment dealers, large auto auctions, military, quick lubes, truck service centers, railroads, municipalities, utilities, marine and industrial.

     The Company has already received requests for OSAs to be placed at sites including truck stops, Detroit Diesel dealers, Caterpillar dealers, Penske Truck Leasing, new car dealerships, oil distributors, marine service facilities, refineries and chemical plants, and other domestic and foreign oil companies.

     The first OSA units were shipped from TJA's Franklin, Massachusetts assembly facility in July of 1994 for field testing in the Atlanta OSA facility. The initial testing revealed several areas that needed upgrading or modifications of both hardware and software. Testing of the OSA continued in Franklin and Atlanta. The chemical properties of oil samples may change with time and "fresh" samples were required for final instrument evaluation. In July, several units were shipped to a refinery for actual near line testing of fresh samples. The Company decided to pause in distributing any additional Beta units until all hardware and software were thoroughly tested and initial problems resolved.

     Upgrades and design modification requirements for the OSA were identified during the July through October testing period. Those modifications have been integrated into all existing and future units. Based upon the performance of the modified units, the Company believes that instruments are capable of operating with the high degree of reliability, repeatability and accuracy required for use in nearly all the markets identified.

     Based on the initial performance from the first OSAs, the Company ordered an additional 90 units from TJA in August of 1994. In December 1994, 12 OSA units were at various customer sites which include an oil refinery, new car dealer, automotive quick lube, oil jobbers and heavy duty equipment dealers. Because of the late deliveries, the OSA units produced a minimal amount of revenue for the first quarter of fiscal year 1995. The balance of the initial 114 OSA units ordered from TJA are expected to be shipped in 1995. Assuming the initial OSA units function as intended, additional orders are expected to be received. TJA has the capacity to produce up to 1,500 units within 12 months and has the capability to increase their capacity and supply all of TSI's needs given several months ramp-up time.

     TJA is now assembling OSAs in its Grand Junction, Colorado facility. The Company used its existing cash resources to fund the development and purchase of the initial OSAs. Future units will be paid for with available cash and an established $4,500,000 line of credit from the First Union National Bank (See Item 8. Financial Statements and Supplementary Data,
     Note 21. Subsequent Events.) Those units and all future units will be built by TJA in their Grand Junction, Colorado assembly facility. The Company is presently increasing personnel at OSA, Inc. to handle the anticipated demand for the OSA units.

                                      -6-


     ITEM 1.  BUSINESS, (CONTINUED)

     The Company has expended approximately $1.1 million on OSA equipment which has been capitalized. The Company believes that the research and development expenses related to OSA are complete. In addition, TJA has invested several million dollars in development of the OSA. TJA has advised the Company that it is now producing and shipping production units and believes that their research and development is complete although further refinements are likely.

     Both TSI and TJA have applied for patent protection on various aspects of the instrument. TJA has invested considerably into the design of user friendly and cost effective hardware. TSI has focused, in over two years of research and development, its resources on the software, database and other analytical functions. There is presently no known technology to replace that inherent in the OSA. The proprietary nature of the OSA is protected by trade secrets, high cost of development, requirement of a large database and a highly complex analytical process. In addition, TSI expects further barriers to entry to be established by pricing the OSA such that it is relatively inexpensive to the end user. The Company could not at this time find any other supplier capable of developing a comparable unit in the near term.

     TSI and TJA are nearing completion of a long-term agreement. The agreement intends to provide for exclusive manufacturing rights for TJA and exclusive distribution rights for TSI for petrochemical products and synthetics used as lubrication.

     ARCS (ACCELERATION RESTRAINT CURVE SAFETY SEAT)
     Over the past six years the Company has developed a proprietary technology that involved controlled seat motion that occurs at the instant of a frontal crash to help restrain vehicle occupants and assist automakers in meeting Federal passive restraint laws. The Company labeled the technology ARCS (Acceleration Restraint Curve Safety Seat). This technology underwent very successful sled testing by a Detroit automaker in December 1993.

     The primary objective of this technology is to provide supplemental lower torso restraint to alleviate abdominal, hip, leg and ankle injuries caused by unwanted lower torso motion often experienced in a severe frontal crash. The secondary objective of the technology is to better position the upper torso in a frontal crash and alleviate injuries to the head, neck and chest. In a severe frontal crash, occupants restrained by any combination of air bags and seat belts may experience upper and/or lower torso injuries caused by "submarining" under the lap belt, shoulder harness and/or air bag. The ARCS technology is designed to reduce or alleviate those injuries caused by submarining. The ARCS technology is intended to become part of the overall restraint system along with air bags and seat belts, eliminating the need and expense of knee bolsters, allowing more passenger leg room and giving instrument panel designers more latitude.

     In 1990, the Company retained a group of independent scientists and engineers and entered into an exclusive license agreement with M.I.T. for the ARCS Technology. The term of the license runs until the expiration of the life of the last patent issued. In addition, the M.I.T. association gave further credibility both to the concept and the Company and heightened the level of interest in the technology.

     As of this date, the Company has not been granted a patent. Patent application began in 1991 incorporating the proprietary information learned during the research and development process. In addition to seeking to protect the technology, the Company requests interested potential users, sub-licensees, or other outside third parties to sign confidentiality and non-compete agreements whenever possible. As part of the licensing agreement with M.I.T., the Company has agreed to assign any patents issued to M.I.T. in exchange for the exclusive license back to TSI from M.I.T. to those patents, including the ability to sub-license same for the entire life of the patent. In addition, the agreement provides that M.I.T. will support patent infringement actions and, with permission, will allow the use of the respected and world-renowned M.I.T. name in association with the technology.

     The Company believes that the substantial expense, time frame and highly technical nature of the research and development required to develop a seat motion technology may inhibit competition. The Company also believes that it has a competitive advantage by having an experienced engineering team capable of immediately providing the complex,

                                      -7-

     ITEM 1.  BUSINESS, (CONTINUED)

     advanced engineering support essential to apply the technology into vehicles. In the opinion of the Company's engineering team, seat manufacturers and automakers do not normally employ the technical expertise required to develop the ARCS technology. It is common in the automotive industry to purchase from outside sources advanced technologies that manufacturers require rather than invest their own financial resources in a costly research and development effort. This is particularly true when a technology helps a manufacturer meet a legislated or popularly demanded need.

     The Company is unaware of any other moving seat technology that has been successfully tested by a major automobile manufacturer.

     A prototype seat was built in October of 1990. The Company selected the Wayne State University Biomechanics Department, based in Detroit, to conduct the sled tests since the test facility and staff are respected by the auto industry world-wide. The sled test results proved ARCS' technology ability to provide significant injury reduction potential for vehicle occupants during a frontal crash. Sled tests were conducted with the occupant restrained by a shoulder harness only without the use of an air bag or lapbelt, and the instrument panel and steering column were removed.

     In late 1991, the Company received its first purchase order for an engineering project concerning the ARCS seat technology from Integram (a division of Magna Industries), a major vehicle seat manufacturer. In turn, Integram entered into an agreement with a major Detroit automaker to evaluate the ARCS technology and seat design for a specific vehicle.

     In May 1992, the Detroit automaker conducted a vehicle sled test using the ARCS safety seat technology. A dummy was restrained only by the air bag and the ARCS seat motion, which are both passive restraints, requiring no action by the occupant. The results of the test generated injury criteria levels well within federal safety standards. The Detroit automaker scheduled further tests of other scenarios using the ARCS seat.

     The Company entered the next phase which involved the design of a production type mechanism with four mandatory characteristics: it must be lightweight, inexpensive, rattle-free and perform reliably.

     During 1993, the Company refined its technology and with its industry partner, Integram, developed a pre-production type seat. The Company, in October 1993, tested the pre-production type mechanism in a preliminary test at the sled- testing facilities of Allied Signal. The results showed that the prototype seat exceeded safety criteria. In December 1993, in-house sled tests were conducted by the Detroit automaker in their test facility, using an Allied supplied airbag and the Integram pre-production mechanism. The results were very favorable.

     During the third and fourth quarters of fiscal year 1994, a major Detroit automaker sled-tested the ARCS technology in a second vehicle. The results were within Federal Safety Standards with the occupant restrained using the ARCS seat motion for the lower torso and an air bag for the upper body. The knee bolsters were removed, and there was no shoulder harness or lap belt used.

     The Company believes research and development costs to TSI of the ARCS Safety Seat are complete and all future development and application engineering will be paid for by the vehicle and/or seat manufacturers.

     The Company is attempting to establish a strategic partner relationship with a seat manufacturer. There is a requirement to design and build actual pre-production hardware for automaker testing. The resources to accomplish that task exist with the seat manufacturers. The Company is in negotiations with a major international seat supplier. The Company hopes to sell equity in the technology and maintain a long-term opportunity for royalty income. Due to the long lead times and additional hardware, as well as other testing required, royalties will not be generated for at least three years after a contract is signed with an automaker.
                                      -8-

     ITEM 1.  BUSINESS, (CONTINUED)

     EFECS
     In early 1990, the technology licensing office at M.I.T. offered the Company a new technology that promised to improve the fuel economy and reduce exhaust emissions of a spark ignited engine, without decreasing power or driveability. The technology, named EFECS, Engine Fuel Economy Emissions Control Reduction System, was developed by an engineer who is also an auto race "buff" and a member of the M.I.T. racing team. EFECS is based on a patented computer controlled engine operation strategy and employs its own patented high powered variable output ignition system coupled to a unique spark plug design. The system is intended to help automakers meet future stringent exhaust emission standards, including cold start emissions, as well as improve fuel economy.

     The EFECS technology may solve the major problems experienced with lean burn engine operation in the past and also provide a cost and weight effective solution to cold start emissions. These problems include (i) control of the transient fuel air charge to maintain driveability, (ii) control of a variable air fuel ratio, (iii) maintaining low NOX in a lean burn environment, (iv) ignitability of a lean mixture and (v) misfire control. EFECS' self-tuning capability eliminates the need to tune-up the engine and keeps it running efficiently for the life of the vehicle. The controller provides knock and misfire control, as well as "rev-limiting" and overheat protection. It also provides diagnostics and trouble-shooting information.
     The Company signed an exclusive license agreement with M.I.T. and a consulting agreement with the EFECS inventor in September of 1990. In connection with the execution of the License Agreement, the Company made no payments to M.I.T. It has agreed to pay M.I.T. royalties from future sales, if any. In fiscal 1994, the Company also paid the inventor an aggregate of approximately $42,800 in consulting fees and subsequent to that date is paying the consultant $3,000 a month. The term of the license runs until the termination of the life of the last patent to arise from the patent rights. The costs of EFECS incurred to date, excluding management time and general overhead, have been approximately $422,800 which has been charged to expense. Initial proof of concept testing was successfully conducted at the Arthur D. Little Automotive Laboratory in Cambridge, Massachusetts.

     In October of 1993, Chrysler Corporation purchased two ignition system developmental prototypes for a four and six cylinder engine. The other Detroit automakers will use these units also as the technology is being tested jointly under the consortium of General Motors, Ford and Chrysler. There is interest from other European and Asian automakers as well. As of mid-November 1994, Chrysler completed two series of preliminary tests which generated favorable results. The units are expected to be sent to General Motors and Ford for additional testing in early 1995.

     The Company has an offer and is negotiating with the inventor to sell back a controlling interest in the EFECS system. In turn, the inventor will provide the balance of the research and development required to meet the OEM's requests for a more advanced prototype capable of underhood testing. The Company does not expect any near term royalty income from either the OEMs or ignition manufacturers. The technology is yet unproven and will require more testing before any manufacturing license agreements can be signed. The Company will continue to support the marketing whether or not a restructure of the original license takes place. The Company will, under any scenario, maintain an opportunity for long-term royalty income.

     OTHER TECHNOLOGIES
     The Company continually is exposed to new technology ideas from outside parties, universities, auto manufacturers and affiliated engineers and scientists.

     SIGNIFICANT CUSTOMER INFORMATION
     During 1994, approximately 59.8% of the Company's revenue was derived from the Overhead Speaker System sold to Chrysler Corporation. For significant customer information see Item 8. - Financial Statements and Supplementary Data -Notes 18 and 20.
                                      -9-


     ITEM 1.  BUSINESS, (CONTINUED)

     GOVERNMENT REGULATION
     The Company is subject to government regulations generally affecting all businesses, none of which has material adverse effect upon the Company. The Company's recently established industrial oil analysis subsidiary routinely disposes of used oil in the course of its ordinary business and as such is subject to federal, state and local regulations. To handle this oil disposal, the Company hires a licensed, insured third party. The Company believes that it and its predecessors are and have been in material compliance with all rules and regulations of the federal, state and local agencies.

     Environmental compliance costs are not expected to have a material effect on the financial condition and results of operations of the Company. However, in the event of significant changes in statutes or regulations or unforeseen problems in connection with the storage of the used oil, the transportation of the used oil or the disposal, site environmental compliance costs may have a material adverse effect on the Company. Also, the Company's ARCS Safety Seat has been developed in response to safety concerns. The EFECS spark engine technology was conceived to help OEMs meet federal and state exhaust emission and fuel economy standards.

     SEASONAL INFORMATION
     The Company's management believes its products and services are not seasonal.

     OFFICES AND EMPLOYEES
     The Company maintains principal administrative offices in Palm Beach Gardens, Florida and has an investor relations department in the New York City office. The Company has a new engineering and product assembly facility in Madison Heights, Michigan. The UTG office is located near Atlanta, Georgia with satellite laboratories in Addison, Illinois, a West Coast laboratory in Sparks, Nevada and a field sales office in Los Angeles, California. On-Site Analysis, Inc. is located near the UTG facility. The Company employs approximately 140 full-time people and also engages consultants, as needed, with expertise in the areas of law, finance, research and development, public relations and marketing.

     During  1994,  the Company  expanded its  investor relations  department to better serve the growing interest in the Company from brokers, money managers, individual investors and institutions. In June, the Company hired William G. Roll III as Director of Investor Relations.

     The  Company also added Arthur  Kirsch, former President  of County NatWest
     Securities,  as an  independent Board  member.   As a  result, five  of the
     Company's nine directors are independent and not employed by the Company.

     Fahnestock & Company, Inc. became the first investment banking firm to initiate an independent research report on the Company. Further research is expected in 1995. The Company has made presentations to many large institutional investors and other money managers.

     ITEM 2. DESCRIPTION OF PROPERTY

     The following table sets forth the location and use of the Company's facilities. All of the facilities are leased.

     USE                             LOCATION                       EXPIRATION
     o  Corporate Headquarters       Palm Beach Gardens, Florida  January 1996
     o  Investor Relations Office    New York, New York           November 1996
     o  OEM Assembly, Marketing and
         Engineering                 Madison Heights, Michigan    March 1995
     o  Ancillary Warehouse          Madison Heights, Michigan    Month to Month
     o  UTG-Administration and
         Main Laboratory             Atlanta, Georgia             July 1999
     o  UTG - Satellite Laboratory   Addison, Illinois            November 1998
     o  UTG - Satellite Laboratory   Sparks, Nevada               June 1995
     o  OSA, Inc.                    Atlanta, Georgia             May 1997

     All facilities are operating below full capacity and future planning by the Company's management has taken into consideration potential further demand. Each of these facilities is in good condition.
     ITEM 3. LEGAL PROCEEDINGS

     The Company on April 20, 1994 initiated a suit in the U.S. District Court in Atlanta, Georgia against PSI, Inc. for failure to honor contractual obligations, relating to samples sold prior to the Company's purchase of PSI and processed after the purchase date, as defined in the Asset Purchase Agreement of PSI dated July 16, 1993. This suit is for approximately $635,700 for sample processing, of which payment has not been remitted. The Company's counsel believes that the Company's suit is with merit.

     In December 1993, UTG was sued along with nine others in connection with an aviation accident in January 1989, as referenced in the previous report on Form 10-K. (See Item 8. Financial Statements and Supplementary Data, Note
     9. for the fiscal year ended September 30, 1993.) The lawsuit was settled in July 1994 with the Company securing release from the above lawsuits without any admission of liability for a nominal sum.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1994.

     ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION FOR COMMON STOCK
     The following table sets forth for the periods indicated the range of quarterly high and low representative market prices for the Company's common stock. Starting in March 1992, the Company's common stock was traded on the American Stock Exchange Emerging Company Marketplace under the symbol TPS. Since September 14, 1993, the Company's common stock trades on the American Stock Exchange under the symbol TPS.


                                       FISCAL 1994          FISCAL 1993
                                     HIGH       LOW       HIGH       LOW
     First Quarter  (December 31)    4-11/16    2-7/8     2-11/16    1-1/8
     Second Quarter (March 31)       9          4-1/4     3-1/8      1-11/16
     Third Quarter  (June 30)        7-3/4      4-1/4     2-5/8      1-1/2
     Fourth Quarter (September 30)   7-7/8      4-1/4     3-1/2      2

     HOLDERS
     As of December 31, 1994 there were approximately 1,649 holders of record of the Company's common stock.

     DIVIDEND POLICY
     The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. At the present time, the Company intends to follow a policy of retaining any future earnings in order to finance the growth and development of its businesses.

     ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data of the Company's financial condition and results of operations as of and for the years ended September 30, 1994 and 1993, December 31, 1991 and 1990 and as of and for the nine months ended September 30, 1992. The selected financial data should be read in conjunction with the financial statements and related notes in Item 8 below. (See Item 8. Financial Statements and Supplementary Data, Note 2. Acquisitions.)

     AS  OF AND FOR  THE YEARS ENDED  SEPTEMBER 30, 1994 AND  1993, DECEMBER 31,1991 AND 1990 AND
     AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1992
     BALANCE SHEET DATA:                1994            1993          1992           1991           1990
     Current Assets                $  5,619,900   $   2,367,983   $ 1,537,877   $  1,508,460     $  2,211,605
     Total Assets                    18,479,955      10,842,168     2,353,657      2,085,738        2,876,474
     Current Liabilities              2,975,785       2,534,987       515,997        608,368          446,400
     Long-term Debt                           -         458,368             -              -                -
     Total Liabilities                2,975,785       2,993,355       515,997        608,368          446,400
     Stockholders' Equity            15,504,170       7,848,813     1,837,660      1,477,370        2,430,074
     Net Tangible Book
      Value*<F1>                      7,341,098         737,072     1,515,477      1,108,959        2,059,307
     Net Tangible Book Value
      Per Share                             .27             .03           .08            .07              .13
     STATEMENT OF OPERATIONS:
     Net Sales                     $ 15,137,862     $ 3,881,805   $ 1,826,623   $  1,397,890     $    606,480
     Net Income (Loss)**<F2>          2,014,577      (3,610,226)   (2,118,154)    (1,482,418)      (1,713,394)
     Net Income per
      Common and Common
      Equivalent Share:
        Primary                             .07               -             -              -                -
        Fully Diluted                       .07               -             -              -                -
      Common and Common
      Equivalent Shares Outstanding
        Primary                      28,381,211               -             -              -                -
        Fully Diluted                28,728,488               -             -              -                -
     Net Loss per Weighted
      Average Common Share                    -            (.18)         (.12)          (.09)            (.11)
     Weighted Average Common
      Shares Outstanding                      -      19,613,887     17,518,810    15,920,784        15,645,473
     Declared Cash Dividends
      Per Common Share                        -               -              -             -                 -

     *<F1> Net  tangible book value equals total assets minus total liabilities and intangible assets.
     **<F2> The 1994  net income  of  $2,014,577 includes  an income  tax benefit  of
     $2,270,000, resulting primarily from a reduction in the valuation allowance against deferred income tax assets.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS
     In January 1994, the Company acquired the assets of an oil analysis business and in July 1993, the Company consummated the acquisition of two oil analysis businesses (See Item 8. - Financial Statements and Supplementary Data, Note 2. Acquisitions). The operations for the period subsequent to the dates of acquisitions are included in the 1994 and 1993 financial statements. Costs associated with culminating the acquisitions of approximately $235,500 have been capitalized.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

     In 1992, the Company changed its fiscal year-end to September 30 from December 31. Accordingly, results of operations, statements of changes in stockholders' equity and cash flow statements have been presented for the years ended September 30, 1994 and 1993, and the nine months ended September 30, 1992.

     1994 COMPARED TO 1993
     Net Sales increased 290% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due to revenue generated from the new Oil Analysis Group for a full fiscal year in 1994 (only 2.5 months of revenue for fiscal year 1993) and the increased sales volume of the OHSS due to a new purchase order from Chrysler for the Jeep(R) Cherokee. The Company began shipping these OHSS units in September 1993. There were no significant price increases in fiscal 1994.

     The gross profit margin increased to 32.6% in fiscal 1994 from 18.5% in fiscal 1993. This increase is primarily attributable to the Automotive Technology segment's increased sales causing production to operate at increased capacity levels thereby reducing cost of sales on a per unit basis. The Oil Analysis Service segment's gross margin percentage decreased slightly. The Oil Analysis segment experienced a loss during the fiscal year due to administrative and selling expenses incurred in developing the OSA business base. Although there is an operating loss of $74,033 at UTG, primarily due to the costs of consolidation and reorganization, the operation provided positive cash flow from operations.

     Also, UTG's loss of business from existing customers was caused for the most part by the normal bidding process which occurs every two to three years with major oil companies. In this bidding process, UTG was outbid by other competitors. In addition, UTG lost business from existing customers due to service problems which arose in connection with its 1993 oil analysis acquisitions and the consolidation of two distinct operations. The Company has responded to these consolidation problems and recently placed its chief financial officer in charge of UTG.

     General and administrative expenses increased 32.3% for the year ended September 30, 1994 compared to the year ended September 30, 1993. The increase is due to additional expenses incurred related to incentive payments of $151,378 on an employment contract and the termination of the former President of UTG whose severance compensation totaled $321,313. (See
     Item 8. Financial Statements and Supplementary Data, Note 13. Related Party Transactions).

     Selling and marketing expense increased 104.4% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due primarily to the addition of the oil analysis laboratories and customer service function during late fiscal 1993. In fiscal year 1993, there was only 2-1/2 months of selling and marketing expenses.

     Professional fees increased by 80.1% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due to the rapid growth and complexity of the Company's operations, additional professional services were utilized in the areas of banking negotiations, personnel and human resource matters. Additionally, only 2-1/2 months of UTG operations were included in fiscal 1993. This increase is also due in part to a legal suit regarding the defense of the UTG operation against an aviation claim which was settled in September 1994 with the Company being released in exchange for payment of a nominal sum.

     Depreciation and amortization increased 73.1% for the year ended September 30, 1994 compared to the year ended September 30, 1993. The increase is primarily due to amortization of intangible assets relating to businesses acquired and the capitalized database (See Item 8. Financial Statements and Supplementary Data, Note 8. Intangible Assets). The current year reflects a full year of expense whereas the prior year reflects 2-1/2 months amortization of the database and no amortization expense relating to intangible assets of the businesses acquired.

     Research and development increased 71.6% for the year ended September 30, 1994 compared to the year ended September 30, 1993 due to research and development costs associated with OSA.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

     Interest income increased 215.8% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due to the interest earned on the increased funds invested in the current fiscal period.

     Interest expense-affiliate decreased 71% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This decrease is due to the payment-in-full of the $400,000 affiliate note and payments of
     $347,550 on the remaining affiliate note balance. During October and November 1994, the Company paid the remaining balance of approximately $88,000.

     Other income increased significantly for the year ended September 30, 1994 compared to the year ended September 30, 1993 due to a refund of $278,000 which had been written off in 1993. In fiscal year 1993, the Company paid $278,000 to a third party relating to the establishment of a line of credit. After working with this organization for over 90 days, the Company found that they were not licensed by Florida as a loan broker and the third party's liquidity was questionable. The Company was uncertain at the end of fiscal year 1993 as to the recovery of the funds advanced to the third party and commenced litigation against that party. At September 30,1993 due to concerns over the recoverability of funds advanced, the $278,000 was written off. Five months later, in fiscal 1994, the Company filed a lawsuit against the entity in which it made the payment and recovered the entire amount of $278,000, at which time the Company recorded the recovery as other income.

     Income tax benefit - During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109) - Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach to accounting for income taxes whereas Accounting Principles Board Opinion No. 11 (APB No. 11) required a deferral approach. SFAS No. 109 results in the recording of deferred income tax assets for tax attributes, such as net operating loss carryforwards, which APB No. 11 did not require to be recognized. SFAS No. 109 also requires companies to assess their deferred tax assets for realizability and where management cannot conclude that it is "more likely than not" that the deferred income tax asset will be realized. SFAS No. 109 requires the recording of a valuation allowance equal to the portion of the deferred income tax asset deemed not realizable.

          The net deferred tax asset consists primarily of net operating loss carryforwards. The Company has determined that, over the relevant period, the reversal patterns of its deferred tax liabilities are such that they offset similar amounts of deferred tax assets. To realize the benefits of the net deferred tax asset, the Company will need to generate approximately $5.5 million of taxable income in the carryforward period. The regular tax carryforward period for net operating losses extends for 15 years from the year of origination. Based on expectations for future taxable income, management believes that it is more likely than not that the net deferred tax assets not reserved for will be realized before expiration. The future taxable income assumptions are largely based on increased sales of Overhead Speaker System units as the Company attains greater penetration in the Jeep Cherokee and Wrangler models and expands into other Chrysler models and other automobile companies. The Overhead Speaker System is performing well in its current applications and is expected to gain broader utilization going forward. (See Item 8. Financial Statements and Supplementary Data
     Note 12. Income Taxes for a discussion of income taxes.)

          The Company has reflected in the accompanying financial statements for fiscal 1994 a tax benefit of $2,270,000 which largely consists of a reduction in the valuation allowance that was established upon adoption of SFAS No. 109 of $2,209,874. This reduction is based on expectations of
     future  taxable income .   The Company estimates  future taxable income by
     projecting the results of its business activities based on known factors existing at the current date.


          The Company's estimate of future taxable income changed from the beginning of fiscal 1994 due to:

          o greater certainty regarding the Company's OHSS units for Jeep Cherokee production installation (this application began in September
          1993).

          o greater penetration in the Grand Cherokee OHSS application being attained.
                                     -14-

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

          o the decision by Chrysler to convert its Toledo facility to full utilization for Jeep Cherokee production, thereby increasing the number of units the Company would be supplying (previously the Toledo facility produced not only Jeep Cherokees but also other Chrysler models).

          o progress, during mid-fiscal year 1994, in gaining new vehicle applications for the OHSS.

     Following is a  summary of  the Company's  pretax book  losses and  taxable losses for the last five years.
                            1994          1993          1992          1991          1990
     Pretax book loss    $(255,423)  $(3,610,226)  $(2,118,154)  $(1,482,418)  $(1,713,394)
     Taxable loss        $ (67,200)  $(3,920,523)  $(2,144,267)  $(1,432,117)  $(1,780,355)

     1993 COMPARED TO 1992
     Net Sales increased 112.5% for the year ended September 30, 1993 compared to the nine months ended September 30, 1992. The increase in 1993 is due to the purchase order of the OHSS for factory installation in the Cherokee which generated approximately $391,200 in sales and the revenue generated by UTG, the new oil analysis group, of $1,345,465. There were no significant price increases during fiscal 1993. The decrease in the gross profit margin of 5% from 1992 to 1993 is due to the write-off of inventory which included models and packaging deemed obsolete. In fiscal 1993, the Company wrote off inventory of $273,010. The inventory write-off related to specific speaker inventory that was no longer saleable. The inventory represented a retail product that had a design which was different than the design on the manufacturing contract for original equipment installation. This inventory was, on the average, 18 months old and could not be resold due to this design difference. The write-off reflected the full carrying value of that inventory. This will not reoccur since the Company is not supplying speakers for this particular vehicle model. Currently, there are not any uncertainties associated with the recoverability of inventory since the turnover is running approximately two weeks.

     The increase of  30.1% in general and  administrative expense for  the year ended September 30, 1993 compared to the nine months ended September 30, 1992 is due to the increased operations of the Company (1993 has three months of additional operations) and the additional general and administrative cost of approximately $338,000 incurred by UTG. Consulting expenses increased $448,084 primarily due to the acquisitions and the general growth of the business.

     Selling and marketing expense increased 74.3% for the year ended September 30, 1993 compared to the nine months ended September 30, 1992. This increase is due primarily to the addition of the new sales force whose salaries, benefits and related expenses totalled $159,000 through the first quarter of fiscal 1993 (see restructuring expense discussed below) and also the increased promotion, trade show presence and public relations efforts in fiscal 1993. Also, in late July, in connection with the acquisition of UTG, expenses were incurred due to the customer service function. Customer service is an integral part of the marketing function at UTG.

     Professional fees decreased  33.2% for  the year ended  September 30,  1993
     compared to  the nine months  ended September  30, 1992.   The decrease  is
     primarily due to lower legal costs.

     Depreciation and amortization increased 89.4% for the year ended September 30, 1993 compared to the nine months ended September 30, 1992. The increase is due to depreciation and amortization on the additional depreciable capital assets of $617,257 purchased by the Company during fiscal 1993 and the additional amortization expense on the new intangible asset (database) of approximately $35,140. Also, the Company acquired approximately $652,115 of additional depreciable assets through its two acquisitions in July 1993.

     Research and development increased 39.2% for the year ended September 30, 1993 compared to the nine months ended September 30, 1992. This increase is due to development in 1993 of prototype designs for tooling for Chrysler and other vehicle manufacturers.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

     Restructuring expense relates to the costs associated with severance of sales, middle management and other personnel (See Item 8. - Financial Statements and Supplementary Data, Note 19. Restructuring Expense).

     Interest  income  decreased 66.1%  for the  year  ended September  30, 1993 compared to the nine months ended September 30, 1992. This decrease relates primarily to the decreased funds yielding interest as a result of the utilization of cash to fund operations and acquisitions.

     Interest expense increased $79,352 for the year ended September 30, 1993 compared to the nine months ended September 30, 1992. This is due primarily to the interest on the new promissory notes entered into in November 1992.

     Interest expense-affiliate was $38,150 for interest on notes payable incurred in connection with the acquisition of SMI and is classified as a note payable to an affiliate because the former principal stockholder of SMI became the Chairman of UTG. There were no notes payable in fiscal 1992.

     Other expense increased $305,906 for the year ended September 30, 1993 compared to the nine months ended September 30, 1992 due to a $250,000 payment to a third party to establish a line of credit which was deemed to be unrealizable and, therefore, was written off. Also, $28,000 of loan fees were abandoned with regard to funding on a conventional loan. It was deemed not in the best interests of the Company to continue on the terms and conditions of this funding.


     The Company has made significant changes in its internal policies in order to prevent reoccurrence of situations such as those described in Quarterly Information of Note 1. to Consolidated Financial Statements. The Company has engaged its auditors to perform timely quarterly reviews of its interim financial information. Additionally, the Company has instituted a procedure that whenever there is any accelerated vesting of options, notification is made to the appropriate parties to address whether or not compensation issues arise as a result.

     The  Company  is  dependent  upon  the  automobile  industry,  particularly
     Chrysler Corporation. In recent years, sales by the United States automobile manufacturers including Chrysler have been eroded, due to economic conditions and foreign competition. However, the Company's sales of OHSS units are aimed at a niche market consisting of sports and utility vehicles rather than standard passenger vehicles. Demand for these vehicles has been strong at Chrysler. No assurances can be given that consumer demand will continue.

     The remaining products marketed by the Company may be adversely affected by economic conditions.

     LIQUIDITY AND CAPITAL RESOURCES

     Net  cash flows used in operations  during the current fiscal year totalled
     $(1,229,180).   Accounts receivable  increased $2,143,976 primarily  due to increased OHSS sales to Chrysler.

     Net cash used in investing activities was $(1,709,896) of which approximately $96,324 was used for the acquisition of Pro-Tech, Inc. (See
     Item 8. Financial Statements and Supplementary Data, Notes 2 and 3 Acquisitions and Statements of Cash Flows, respectively.) Additionally, for the fiscal year ended September 30, 1994 $1,475,484 was expended for capital assets.

     Net cash provided by financing activities was $4,006,087 which included sales of 2,311,100 shares of common stock through two private placements (550,000 shares at $1.75 per share) and the exercise of stock options and warrants (exercise prices ranged from $.28125 to $6.00) and in total generated approximately $5,237,858 in gross proceeds. For the year ended September 30, 1994, the Company made repayment on notes of $1,728,242. During fiscal 1994, the Company paid off all debt due from the acquisition of SMI with the exception of approximately $88,000, which was

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

     subsequently repaid by November 1994. Also, in the year ended September 30, 1994, the Company utilized their line of credit with Comerica Bank and borrowed $600,000 (December 1993) which was subsequently repaid in full.

     The Company is confident based on the cash flow from existing purchase orders from Chrysler and the availability of its $500,000 working capital credit line that all short-term liquidity needs can be met therefrom.


     The Company has obtained a $4,500,000 line of credit ("OSA Line") from the First Union National Bank to finance future orders of OSAs (See Item 8. Financial Statements and Supplementary Data, Note 22. Subsequent Events.) As part of the First Union National Bank loan agreement, the Company is required to pay $1.9 million to Thermo Jarrell Ash before First Union National Bank is required to fund any of the OSA Line. The Company has funded $1,241,000 to present, and intends to fund the difference through a convertible debenture with Ganz Capital Management. This convertible debenture will be for $3 million, with a five-year term, 9% rate of interest and convertible after one year to Top Source Technologies common stock at $10 per share. If OSA orders require the Company to obtain additional financing, the Company believes that adequate additional financing sources will be available. The Company anticipates that cash flow from operations will meet its remaining long-term liquidity needs.

     INFLATION

     The  impact of inflation has become less significant with dormant inflation
     rates in  recent years.    The Company  believes inflation  has  not had  a
     material effect on the Company's operations.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX                                                                  PAGE

     Report of Independent Certified Public Accountants  . . . . . . . . . .  18

     Consolidated Balance Sheets as of September 30, 1994 and 1993 . . . . .  19

     Consolidated Statements of Operations for the Years Ended September 30,1994
     ,1993 and the Nine Months Ended September 30, 1992  . . . . . . . . . .  20

     Consolidated  Statements of Stockholders' Equity for the Years Ended
     September 30,1994,1993 and the Nine Months Ended September 30, 1992   .  21

     Consolidated Statements of Cash Flows for the Years Ended September 30,1994
     ,1993 and the Nine Months Ended September 30, 1992  . . . . . . . . . .  22

     Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .  23

                            TOP SOURCE TECHNOLOGIES, INC.
                              Annual Report on Form 10-K

                                REPORT OF INDEPENDENT
                             CERTIFIED PUBLIC ACCOUNTANTS

     To the Stockholders of Top Source Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Top Source Technologies, Inc., (a Delaware corporation) and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1994 and 1993 and the nine month period ended September 30, 1992. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Source Technologies, Inc. and subsidiaries as of September 30, 1994 and 1993 and the results of their operations and their cash flows for the years ended September 30, 1994 and 1993 and the nine month period ended September 30, 1992 in conformity with generally accepted accounting principles.

     As explained in Note 12 to the financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules VIII and X are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP

     Fort Lauderdale, Florida,
     December 28, 1994.

                          TOP SOURCE TECHNOLOGIES, INC.
                            Annual Report on Form 10-K

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1994 AND 1993
                                                          1994         1993
                                                      ------------ ------------
ASSETS                                                (restated)
Current Assets:
  Cash and cash equivalents                             1,429,362      362,351
  Restricted cash                                          85,705         ---
  Accounts receivable (net of allowance of $150,000
 and $13,145 in 1994 and 1993, respectively)            3,363,560    1,564,923
  Advance to officer                                       40,000         ---
  Inventories                                             356,498      263,524
  Prepaid expenses                                        221,900       99,336
  Other                                                   122,875       77,849
                                                      ------------ ------------
Total current assets                                    5,619,900    2,367,983
Property and equipment, net                             2,344,858    1,362,444
Manufacturing and distribution rights and patents, net    376,799      286,822
Capitalized database, net                               2,916,527    3,127,360
Intangible assets relating to businesses acquired, net  4,869,746    3,697,559
Deferred income tax assets, net                         2,270,000         ---
Other assets, net                                          82,125         ---
                                                      ------------ ------------
TOTAL ASSETS                                           18,479,955   10,842,168
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                      1,605,322    1,106,796
  Accrued liabilities                                     657,779      513,076
  Accrued testing costs                                   624,642      209,251
  Current portion of notes payable                           ---       305,864
  Note payable-affiliate                                   88,042      400,000
                                                      ------------ ------------
Total current liabilities                               2,975,785    2,534,987
Notes payable, net of current portion                        ---        22,776
Notes payable-affiliate                                     ---        435,592
                                                      ------------ ------------
Total liabilities                                       2,975,785    2,993,355
                                                      ------------ ------------
Commitments and contingencies (Notes 7,10, and 13)

Stockholders' equity:
  Preferred stock-$.10 par value, 5,000,000 shares
   authorized; none outstanding                              ---          ---
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 26,716,395 and 24,330,899 shares
   issued in 1994 and 1993, respectively                   26,716       24,331
  Additional paid-in capital                           25,214,445   19,590,000
  Accumulated deficit                                  (9,605,206) (11,619,783)
  Deferred officers' compensation                            ---       (13,950)
  Treasury stock-at cost; 87,534 shares                  (131,785)    (131,785)
                                                      ------------ ------------
Total stockholders' equity                             15,504,170    7,848,813
                                                      ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             18,479,955   10,842,168
                                                      ============ ============
 The accompanying notes to consolidated financial statments are an integral part of these consolidated balance sheets.

                         TOP SOURCE TECHNOLOGIES, INC.
                          Annual Report on Form 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30,1994 AND 1993 AND NINE MONTHS ENDED SEPTEMBER 30, 1992
                                                1994        1993        1992
                                            ----------- ----------- -----------
Product sales                                9,203,938   2,423,488   1,706,183
Service revenue                              5,878,281   1,345,465        ---
Other                                           55,643     112,852     120,440
                                            ----------- ----------- -----------
  Net sales                                 15,137,862   3,881,805   1,826,623

Cost of product sales                        5,596,167   2,080,400   1,237,458
Cost of services                             4,593,539   1,018,466        ---
Other                                           10,151      63,796        ---
                                            ----------- ----------- -----------
  Cost of sales                             10,199,857   3,162,662   1,237,458
                                            ----------- ----------- -----------
Gross profit                                 4,938,005     719,143     589,165
Expenses:
  General and administrative                 3,227,761   2,440,392   1,875,383
  Selling and marketing                      1,075,076     525,883     301,795
  Professional fees                            371,323     206,184     308,454
  Depreciation and amortization                484,809     279,994     147,823
  Research and development                     265,330     154,643     111,102
  Restructuring expense                          ---       310,036       ---
                                            ----------- ----------- -----------
Total expenses                               5,424,299   3,917,132   2,744,557
                                            ----------- ----------- -----------
Loss from operations                          (486,294) (3,197,989) (2,155,392)
Other income (expense):
  Interest income                               42,219      13,367      39,434
  Interest expense                             (68,305)    (79,361)         (9)
  Interest expense-affiliate                   (11,066)    (38,150)       ---
  Other income (expense)                       268,023    (308,093)     (2,187)
                                            ----------- ----------- -----------
Net other income (expense)                     230,871    (412,237)     37,238
                                            ----------- ----------- -----------
Net loss  before income taxes                 (255,423) (3,610,226) (2,118,154)
Income tax benefit                           2,270,000        ---        ---
                                            ----------- ----------- -----------
Net income (loss)                            2,014,577  (3,610,226) (2,118,154)
                                            =========== =========== ===========
Net income per common and common
   equivalent share:
  Primary                                        $0.07
                                            ===========
  Fully diluted                                  $0.07
Common and common equivalent shares:        ===========
  Primary                                   28,381,211
                                            ===========
  Fully diluted                             28,728,488
                                            ===========
Net loss per common share outstanding:                      ($0.18)     ($0.12)
                                                        =========== ===========
Common shares                                           19,613,887  17,518,810
                                                        =========== ===========
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                                     -20-

                        TOP SOURCE TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993,
                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1992
                                                        ADDITIONAL               DEFERRED           DEFERRED    STOCK       TOTAL
                                                         PAID-IN   ACCUMULATED   OFFICERS' TREASURY OFFERING SUBSCRIPTION STCKHOLDER
                                    SHARES    AMOUNT     CAPITAL     DEFICIT   COMPENSATION  STOCK    COSTS   RECEIVABLE    EQUITY
BALANCE, DECEMBER 31, 1991        16,823,333  $16,823  $7,714,465 ($5,891,403)  ($57,497)  ($50,018)    --   ($255,000)  $1,477,370

Stock subscriptions collected          --       --          --          --         --         --        --     255,000      255,000
Exercise of stock options
  ($.25 to $.5625 per share)         142,136      142      38,806       --         --         --        --       --          38,948
Sale of common stock
  ($2.50 per share)                  942,000      942   2,187,658       --         --         --        --       --       2,188,600
Issuance of common stock for
  services ($3.25 per share)          25,000       25      81,225       --         --         --        --       --          81,250
Cancellation of shares                (1,250)      (1)          1       --         --         --        --       --          --
Purchases of treasury stock
  from officers,  25,872                                                                                                     --
  shares ($2.56 to $3.94)              --       --          --          --         --       (81,767)    --       --         (81,767)
Deferred offering costs                --       --          --          --         --         --       (22,250)  --         (22,250)
Amortization of deferred
  officers' compensation               --       --          --          --        18,663      --        --       --          18,663
Net loss                               --       --          --     (2,118,154)     --         --        --       --      (2,118,154)
                                 ----------- -------- ----------- ------------ ---------- ---------- ---------- ------- ------------
BALANCE, SEPTEMBER 30, 1992       17,931,219   17,931  10,022,155  (8,009,557)   (38,834)  (131,785)   (22,250)  --       1,837,660

Exercise of stock options
  ($.28125 to $1.25 per share)       467,541      468     458,791      --          --         --        --       --         459,259
Exercise of warrants
  ($.01 to $1.6875 per share)      1,158,700    1,159   1,618,169      --          --         --        --       --       1,619,328
Sale of common stock
  ($1.27 to $1.50 per share)       4,073,439    4,073   5,260,335      --          --         --        --       --       5,264,408
Common stock issued in acquisitions
  ($2.0625 to $3.375 per share)      700,000      700   2,230,550      --          --         --        --       --       2,231,250
Write-off of deferred offering costs   --         --        --         --          --         --        22,250   --          22,250
Amortization of deferred
  officers' compensation               --         --        --         --         24,884      --        --       --          24,884
Net loss                               --         --        --     (3,610,226)     --         --        --       --      (3,610,226)
                                 ----------- -------- ----------- ------------ ---------- ---------- ---------- ------- ------------
BALANCE, SEPTEMBER 30, 1993       24,330,899   24,331  19,590,000 (11,619,783)   (13,950)  (131,785)    --       --       7,848,813

Exercise of stock options
  ($.28125 to $6.00 per share)       708,800      709   1,275,722      --          --         --        --       --       1,276,431
Exercise of warrants
  ($1.00 to $3.00 per share)       1,052,300    1,052   2,894,346      --          --         --        --       --       2,895,398
Sale of common stock
  ($1.75 per share)                  550,000      550     961,950      --          --         --        --       --         962,500
Common stock issued in acquisition
  ($6.62 per share)                   74,396       74     492,427      --          --         --        --       --         492,501
Amortization of deferred
  officers' compensation               --         --        --         --         13,950      --        --       --          13,950
Net income                             --         --        --      2,014,577      --         --        --       --       2,014,577
                                 ----------- -------- ----------- ------------ ---------- ---------- ---------- ------- -----------
BALANCE, SEPTEMBER 30, 1994       26,716,395  $26,716 $25,214,445 ($9,605,206)        $0  ($131,785)       $0       $0  $15,504,170
                                 =========== ======== =========== ============ ========== ========== ========== ======= ===========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                     -21-

                         TOP SOURCE TECHNOLOGIES, INC.
                           Annual Report on Form 10-K

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS  ENDED SEPTEMBER 30,
             1994 AND 1993 AND NINE  MONTHS ENDED SEPTEMBER 30, 1992

                                                1994        1993        1992
OPERATING ACTIVITIES:                       ----------- ----------- -----------
    Net income (loss)                        2,014,577  (3,610,226) (2,118,154)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Depreciation and amortization              875,393     343,835     185,786
    Discount amortization                       52,052      44,044        ---
    Amortization of deferred
      officers' compensation                    13,950      24,884      18,663
    Write-off of obsolete equipment
      and inventory                             45,151     349,318      15,188
    Write-off of deferred
      offering costs and patents                  ---       22,250      50,734
    Provision for doubtful accounts            136,855        ---         ---
    Deferred income taxes                      (33,126)       ---         ---
    Increase in deferred tax assets, net    (2,236,874)       ---         ---
    Advances to officers                      (140,000)       ---         ---
    Repayments from officers                   100,000        ---         ---
    Increase  in accounts receivable        (2,143,976)   (831,478)    (78,152)
    Increase in inventories                    (92,974)   (249,032)   (232,272)
    Decrease(increase) in prepaid expenses    (122,564)     25,285     (87,601)
    Decrease(increase) in other assets        (130,776)     54,138      (4,464)
    Increase(decrease) in accounts payable     498,526     561,766     (59,239)
    Increase(decrease) in accrued liabilities  (65,394)    331,213      48,118
                                            ----------- ----------- -----------
Net cash used in operating activities       (1,229,180) (2,934,003) (2,261,393)

INVESTING ACTIVITIES:
    Purchases of property and equipment, net(1,475,484)   (617,257)   (396,303)
    Additions to patent costs                 (138,088)     (6,225)    (36,800)
    Purchase of businesses, net                (96,324) (3,835,260)       ---
    Decrease (increase) in other assets            ---      57,107     (57,107)
                                            ----------- ----------- -----------
Net cash used in investing activities       (1,709,896) (4,401,635)   (490,210)

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net  5,237,858   7,935,763   2,393,948
    Commissions/expenses on stock sales       (103,529)   (632,614)   (166,400)
    Payment of deferred offering costs           ---         ---       (22,250)
    Collection of stock subscriptions receivable ---         ---       255,000
    Purchases of treasury stock                  ---         ---       (81,767)
    Proceeds from borrowings                   600,000     500,000       ---
    Repayments of borrowings                (1,728,242)   (633,880)      ---
                                            ----------- ----------- -----------
Net cash provided by financing activities    4,006,087   7,169,269   2,378,531
                                            ----------- ----------- -----------
Net increase (decrease) in cash
    and cash equivalents                     1,067,011    (166,369)   (373,072)
Cash and cash equivalents
    at beginning of period                     362,351     528,720     901,792
                                            ----------- ----------- -----------
Cash and cash equivalents at end of period   1,429,362     362,351     528,720
                                            =========== =========== ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                                     -22-


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - Top Source Technologies, Inc. (the "Company") is focused on developing and commercializing state-of-the-art technologies for use in the transportation, industrial and petrochemical marketplaces.

     The Company focuses on two industry segments: automotive technology and oil analysis service. Within these two segments, the Company has four proprietary technologies: two licensed from the Massachusetts Institute of Technology, ARCS (a safety and restraint technology) and EFECS (an engine ignition and control system); one patented product - an Overhead Speaker System; and one service, oil analysis which includes both the United Testing Group (consisting of three oil analysis laboratories); and the On-Site Analyzer (developed jointly with the Thermo Jarrell Ash (TJA) Division of Thermo Instrument Systems, Inc.), which is a proprietary oil analysis instrument that combines two spectrometers in order to analyze both new or used oil in under three minutes at the end-user's site.

     The Company provides the initial financing, management and outside consultants needed to adequately research, develop and test technologies, and the marketing and sales expertise required to develop and implement programs to commercialize technologies.

     The Company seeks technologies that satisfy global market demands and provide solutions to problems in areas such as safety, efficiency, diagnostics, and others. Technologies in both initial and mature stages are reviewed for their potential commercialization in accordance with this philosophy.

     Revenue is currently derived primarily from sales of the Overhead Speaker System for both production line and dealership installed units and oil analysis.

     BASIS OF PRESENTATION - During 1992, the Company changed its fiscal year end from December 31 to September 30. Certain 1993 and 1992 amounts have been reclassified to conform to the current year presentation.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include
     the  accounts of  the  Company  and  its  subsidiaries.    All  significant
     intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION - The Company recognizes revenue from sales of its products (Automotive Technology segment) and oil analysis test kits (Oil Analysis Service segment) at the time the products or test kits are shipped.  For the  Oil Analysis Service  segment, the Company performs  the analysis service when the test kit is returned for processing. The estimated cost of analyzing oil samples is accrued in the same period as the related sale. This estimate is classified as accrued testing costs in the accompanying consolidated balance sheets.

     INVENTORIES - Inventories are stated at the lower of cost or market and are valued by the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Repairs and maintenance costs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, or the lease term if shorter in the case of leasehold improvements, ranging from two to twelve years. When property or equipment is retired or otherwise disposed of, the cost less related accumulated depreciation is removed from the accounts and the resulting gains or losses are included in other expense in the accompanying statements of operations.

     MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS - These assets are valued at the lower of cost or net realizable value and are being amortized using the straight-line method over the terms of the agreements or life of the patents, ranging from ten to thirteen years.

                                     -23-


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)
     INTANGIBLE ASSETS - Intangible assets primarily consist of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. (See Note 8.) The cost in excess of the fair value of net tangible and identifiable intangible assets is amortized on a straight-line basis over 40 years. The capitalized database is being amortized over 15 years using the straight-line method. Subsequent to its acquisitions, the Company continually evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance of acquired businesses, specific industry trends and general economic conditions to assess whether the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. If such factors, events or circumstances indicate that intangible assets should be evaluated for possible impairment, the Company will use an estimate of undiscounted cash flow over the remaining lives of the intangible assets in measuring their recoverability.

     RESEARCH  AND  DEVELOPMENT  -  The  costs  associated   with  research  and
     development of products and technologies are expensed as incurred.

     QUARTERLY  INFORMATION  - During  the fourth  quarter  of fiscal  1994, the
     Company expensed as compensation an amount for the acceleration of option vesting related to an officer's severance agreement and capitalized certain costs related to the On-Site Analyzer (OSA) operation that relate to prior quarters of fiscal 1994. The following indicates the impact on the fiscal 1994 quarters' pretax income (loss) of these two items:
                                         Q1        Q2         Q3          Q4
                                      --------  --------- ----------  ----------
     Pretax income(loss), as reported $251,265  $513,265  $(482,681)  $(537,272)
       Option Compensation                 -    (262,813)       -       262,813
       OSA Capitalized Costs             6,124   (42,418)    57,068     (20,774)
                                      --------  --------- ----------  ----------
     Pretax income(loss), as adjusted $257,389  $208,034  $(425,613)  $(295,233)
                                      ========  ========= ==========  ==========
     2. ACQUISITIONS

     In January 1994, the Company acquired the assets of Pro-Tech Oil Analysis (Pro-Tech) of Sparks, Nevada. The total purchase price of $589,075 consisted of approximately $96,324 in cash and issuance of 74,396 shares of the Company's common stock which were valued at $65/8 per share, the closing market price on the date of the transaction.

     In July 1993, the Company acquired certain assets (exclusive of accounts receivable) of the oil analysis business of Professional Service Industries, Inc. ("PSI") for approximately $2,905,000 in cash. The assets consist of tangible assets, including laboratory equipment, computers, automobiles and office equipment. The Company also assumed the vacation liability to employees to be retained and the requirement to process a certain amount of samples sold prior to closing but not as of that date returned for processing.

     The Company acquired all of the outstanding stock of Spectro/Metrics, Inc. ("SMI") in July 1993. The cost of the acquisition, a ten-year non-compete agreement and a four-year employment agreement was $4,800,000. The purchase price was paid by a $1,670,000 note, $780,000 in cash and 100,000 shares of common stock of the Company valued at $1.50 per share. These shares were recorded at the fair market value on the date of issuance, $2.0625 per share, which differed from the rate attributed to them in the purchase agreement. The non-compete agreement cost was $600,000, to be paid over a three-year period, and the employment agreement contained an annual base salary of $400,000.
     In September 1993, the original purchase agreement was amended. The amendment included the issuance of 600,000 shares of common stock of the Company, with a guaranteed minimum value of $3.375 per share, a portion of which was considered full consideration for the cancellation of the previous $1,670,000 note. Two promissory notes totalling $835,592 were issued (See Note 9) and additional cash payments of $210,000 were made. The original ten-year non-compete agreement was cancelled and the annual base salary under the four-year employment was reduced to $200,000. PSI and SMI were later merged and a new subsidiary, United Testing Group (UTG), was formed.
                                     -24-

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     2. ACQUISITIONS, (CONTINUED)

     The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the businesses acquired are included in the consolidated statements of operations for the respective years of acquisition for the period from the dates of the acquisitions. (See Note 8).

     The unaudited pro forma consolidated results of operations of the Company, as if the PSI and SMI acquisitions had been made at the beginning of each of the two fiscal years in the period ended September 30, 1993 are as follows:
                                                Year Ended      Nine Months
                                                 1993           Ended 1992
     Net sales                                 $  9,392,146    $  6,446,578
                                               =============   =============
     Net loss                                  $ (3,292,857)   $ (1,858,742)
                                               =============   =============
     Net loss per common share                 $       (.14)   $       (.09)
                                               =============   =============
     The Pro-Tech acquisition was not material and therefore is not included in the above table.

     3. STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Noncash investing activities for the years ended September 30, 1994 and 1993 are:
                                                    1994             1993
                                                    ----             ----
                Accounts receivable            $ (208,484)      $  148,298
                Property and equipment                -            652,115
                Capitalized database                  -          3,162,500
                Other                                 -            120,100
                Intangibles                     1,337,092        3,697,559
                Liabilities assumed              (539,783)        (878,470)
                Issuance of stock in
                 connection with the
                 acquisitions                    (492,501)      (2,231,250)
                Issuance of notes
                 payable in connection
                 with the acquisition of SMI          -           (835,592)
                                              ------------     ------------
                Cash used in acquisitions     $    96,324      $ 3,835,260
                                              ============     ============

     The 1994 amounts include the preliminary purchase price allocations for the
     Pro-Tech acquisition.   There were  no noncash investing  activities during
     1992.

     There were no noncash financing activities during 1994. Noncash financing activities during 1993 and 1992 consisted of the following:
                                                    1993             1992
     Issuance of warrants in connection
       with notes payable                         $ 96,096        $      -
     Discount on notes payable in connection
       with the issuance of warrants               (96,096)              -
     Issuance of common stock for services              -            81,250
     Decrease in accrued royalty settlement             -           (81,250)
                                                  ----------       ----------
     Cash paid                                    $     -          $     -
                                                  ==========       ==========
                                     -25-


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     4. RESTRICTED CASH

     Restricted cash at September 30, 1994 is comprised of cash held by the Company's group health claims processor for the payment of claims prior to the termination of the minimum premium policy.

     5. INVENTORIES

     Inventories consisted of the following at September 30, 1994 and 1993:

                                                1994               1993
                                                ----               ----
     Raw materials                           $292,211           $147,684
     Finished goods                            64,287            115,840
                                             --------           --------
                                             $356,498           $263,524
                                             ========           ========

     6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at September 30, 1994 and 1993:

                                          Useful
                                        Life (Years)     1994           1993
                                        ---------------------------------------
     Equipment                             2-12       $1,142,086     $1,055,424
     Computer equipment                    3-4           565,472        174,741
     On-Site Analyzer                      2-5           886,033        246,187
     Tooling                               2             231,669        131,918
     Furniture and fixtures                3-5           198,079        117,021
     Vehicles and delivery equipment       3             107,409         54,498
     Leasehold improvements                2-5           107,715         54,103
                                                      -----------   ------------
                                                       3,238,463      1,833,892
     Less: accumulated depreciation                     (893,605)      (471,448)
                                                      -----------    -----------
                                                      $2,344,858     $1,362,444
                                                      ===========    ===========
     Depreciation of tooling and production equipment in the amount of $337,380 and $63,841 for the years ended September 30, 1994 and 1993, respectively, has been allocated to cost of product sales as it directly relates to the product sold.

     7. MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS

     Manufacturing  and  distribution  rights   and  patents  consisted  of  the
     following at September 30, 1994 and 1993:

                                          Useful
                                        Life (Years)     1994           1993
                                        --------------------------------------
     Manufacturing rights                 13          $  58,438     $   58,438
     Distribution rights                  13            437,501        437,501
     Patents                              10            175,392         37,304
                                                      ----------    -----------
                                                        671,331        533,243
     Less: accumulated amortization                    (294,532)      (246,421)
                                                      ----------    -----------
                                                      $ 376,799     $  286,822
                                                      ==========    ===========
                                     -26-



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     7. MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS, (CONTINUED)

     OHSS (OVERHEAD SPEAKER SYSTEM)
     The Company has the exclusive right to produce and sell Pelo Sound products in North, Central and South America and a non-exclusive right to produce and sell the products in all other areas of the world, excluding Europe. The value of these rights is being amortized over thirteen years, and the Company has a remaining net book value of $31,192 of manufacturing and distribution rights and patents included in the accompanying balance sheet as of September 30, 1994 related to these rights.

     The Company has distribution rights acquired from B&R International Imports, Corp. related to its Overhead Speaker System. The net book value of these rights, which are being amortized over 13 years, is $186,479 at September 30, 1994. The Company also has patents on the OHSS relating to improvements and perfections on the Overhead Speaker System. The net book value of these patents, which being amortized over ten years is $26,072. OSA (ON-SITE ANALYZER)
     The Company has applied for patent protection on various aspects of the On-Site Analyzer. The Company has a net book value of $20,671 relating to patents on the OSA in the accompanying balance sheet at September 30, 1994.

     ARCS (ACCELERATION RESTRAINT CURVE SAFETY SEAT)
     In September 1990, the Company entered into an exclusive licensing agreement with M.I.T. for certain technologies associated with the ARCS Seat Safety Motion whereby M.I.T. would share in any revenue produced from the technologies. M.I.T. shall receive 5% of any sublicense revenue and one-half of one percent (.5%) of Net Sales of Licensed Products or Licensed Processes, as defined. These licensed technologies have contributed to the research, development and design efforts for the Company's ARCS project.

     The Company has a net book value of $73,762 manufacturing and distribution rights and patents related to the ARCS Seat Safety Device included in the accompanying balance sheet as of September 30, 1994.

     EFECS (ENGINE FUEL ECONOMY EMISSION CONTROL REDUCTION SYSTEM) FUEL SAVING DEVICE
     At September 30, 1994, the Company has a net book value of $34,933 in patents related to the EFECS Fuel Saving Device.

     8. INTANGIBLE ASSETS

     Intangible  assets consisted  of the  following at  September 30,  1994 and
     1993:
                                          Useful
                                         Life (Years)      1994        1993
                                         --------------------------------------
     Capitalized database                  15         $3,162,500    $3,162,500
     Less:  accumulated amortization                    (245,973)      (35,140)
                                                      -----------   -----------
                                                      $2,916,527    $3,127,360
                                                      ===========   ===========
     Intangible assets relating to
       businesses acquired                 40         $5,034,651    $3,697,559
     Less:  accumulated amortization                    (164,905)          -
                                                      -----------   -----------
                                                      $4,869,746    $3,697,559
                                                      ===========   ===========
     The capitalized database contains an active library of engine and machine tests that have a diagnosed history. The value of the capitalized base was determined based on an assessment of the number of samples included in the
     database  and  a per  unit  cost  to develop/buy  the  data.   The  15-year
     amortization period is supported by an independent study of the expected life in use of each engine type in the database. Intangible assets related to businesses acquired consist of the excess of purchase price over estimated fair value of net tangible and identifiable intangible assets acquired. (See Notes 2 and 3).

                                     -27-
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     9. NOTES PAYABLE

     Notes payable at September 30, 1994
       and 1993 are as follows:                              1994       1993
                                                             ----       ----
     Secured Promissory Notes - due October 30,1994,
      bearing interest at 9.5%, repaid during 1994         $    -      $282,540
     Metro Bank - due October 2,1996, bearing interest
     at 10%, repaid during 1994                                 -        98,152
                                                           ---------   ---------
                                                                -       380,692
      Less: Unamortized Discount                                -       (52,052)
      Less: Current portion                                     -      (305,864)
                                                           ---------   ---------
     Notes payable - long term                             $    -      $ 22,776
                                                           =========   =========
     Note payable - affiliate, payable to sellers of SMI,
      due October 31, 1994, non-interest bearing           $  88,042   $435,592
                                                           =========   =========
     Note payable - affiliate, payable to sellers of SMI,
     repaid when due,October 31,1993, non-interest bearing $    -      $400,000
                                                           ==========  =========

     In October 1992, the Company obtained $500,000 in financing through the secured promissory notes. As part of the promissory note agreements, warrants were issued for the purchase of 50,000 shares of the Company's common stock at $.01 per common share. A portion of the proceeds from the issuance of the promissory notes issued with the warrants was allocated to the warrants and was accounted for as additional paid-in capital with a corresponding discount to the promissory notes. This discount of $96,096 was amortized over the two year period of the promissory notes. The above warrants were exercised in December 1992. These notes were paid in full in February 1994.

     In July 1993, a $1,670,000 note was issued to the former owners of SMI as part of the acquisition of SMI. The note was subsequently cancelled in connection with the issuance of 600,000 shares of the Company's common stock valued at $2,025,000. Two non-interest bearing notes were then issued totalling $835,592. Interest on the note due October 31, 1994 was imputed at the fair market value rate of 3.87% in fiscal 1994 and the balance outstanding at September 30, 1994 for this note was paid in full in November 1994.

     In November 1993, the Company obtained a $750,000 Master Revolving Note from Comerica Bank of Michigan. The Note is secured by the assets of OHSS (equipment and fixtures, accounts receivable and inventory) and bears interest at prime plus 1% and is due on demand. There is no balance outstanding on this note at September 30, 1994.

     See Note 21. Subsequent Events, for additional financing obtained in November 1994.

     Cash paid for interest for the years ended September 30, 1994, 1993 and nine months ended September 30, 1992 was $16,253, $73,467 and $9, respectively.

     10. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under noncancelable operating leases. Future minimum rental commitments under these leases is as follows:
          Fiscal Year Ending September 30:
          1995                         $ 304,860
          1996                           250,730
          1997                           154,551
          1998                           122,536
          1999                            82,911
          Thereafter                         -

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Total rental expense amounted to $347,555 and $107,982 for the years ended September 30, 1994 and 1993, respectively, and $99,009 for the nine months ended September 30, 1992.

     The Company has commitments under certain employment agreements entered into with individuals in management positions. The payments under these agreements aggregate $752,000 and are payable during fiscal 1995. Also, certain executives (two) are eligible to receive an incentive payment of half of their base salary if the Company's operating income as a percentage of net sales exceeds eight percent. This incentive payment could be as high as twice the base salary if this percentage is 20 percent or greater. (See Note 13.)

     The Company enacted a Retirement Salary Savings Plan (401(k)) (the "Plan") effective October 1, 1993. All employees that were employed on October 1, 1993 are eligible to join the Plan. Otherwise, they will be eligible to participate in the Plan if they have completed three months of service and have attained the age of 21. The enrollment dates are the first day of each quarter. The Company will match 25% of each dollar contributed by an employee to the Plan, not to exceed 6% of the salary deferral. The cost the Company incurred for matching employee contributions and administrative costs during fiscal 1994 was approximately $42,530.

     The Company has a contract to purchase 114 OSA units for approximately $4,800,000 which are expected to be purchased by the end of calendar year 1995.

     The Company, has from time to time incurred expenses associated with litigation defense and payment of settlements or judgments in connection with its businesses. The Company believes that such litigation and other legal matters should not have a significant adverse effect on the Company's financial position or results of operations.

     11.  NET INCOME (LOSS) PER SHARE

     The Company utilizes the treasury stock method for computing net income per share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding after reduction for treasury shares. The common stock options and warrants (See Note 17) have been excluded from the net loss per share calculation since their inclusion would have been anti-dilutive.

     12. INCOME TAXES

     In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". The Company implemented SFAS No. 109 in fiscal 1994 by accounting for the cumulative effect of the change in the period of adoption. The cumulative effect upon adoption was not material. SFAS No. 109 changed the method of computing deferred income taxes from a deferred method to a liability method. Under the liability method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse, and on available tax carryforwards.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The income tax benefit for the year ended September 30, 1994 consists of the following components:

     Current:
          Federal                            $(27,000)
          State                                   -
                                          ------------
                                              (27,000)
                                          ------------
     Deferred:
          Federal                             (28,157)
          State                                (4,969)
                                          ------------
                                              (33,126)
                                          ------------
     Reduction in beginning of the year
     valuation allowance                   (2,209,874)
                                          ------------
                                          $(2,270,000)
                                          ============

     A reconciliation of the federal income tax benefit at the statutory rate to the Company's effective income tax benefit for the year ended September 30, 1994 is as follows:

     Income tax benefit at statutory rate      $   (86,844)
     State income tax benefit                      (15,325)
     Reduction in valuation allowance, net      (2,209,874)
     Non-deductible expenses                        33,696
     Other                                           8,347
                                               ------------
                                               $(2,270,000)
                                               ============

     The reduction in the valuation allowance of $2,209,874 was based on expectations of future taxable income. The Company estimates future taxable income by projecting the results of its business activities based on known factors existing at the current date.
          The Company's estimate of future taxable income changed from the beginning of fiscal 1994 due to:

          o greater certainty regarding the Company's OHSS units for Jeep Cherokee production installation (this application began in September
          1993).

          o greater penetration in the Grand Cherokee OHSS application being attained.

          o the decision by Chrysler to convert its Toledo facility to full utilization for Jeep Cherokee production, thereby increasing the number of units the Company would be supplying (previously the Toledo facility produced not only Jeep Cherokees but also other Chrysler models).

          o progress, during mid-fiscal year 1994, in gaining new vehicle applications for the OHSS.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1994 and October 1, 1993 are as follows:

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       September 30, 1994    October 1, 1993
                                       ------------------    ---------------
     Deferred tax assets:
       Net operating losses                $ 4,784,500         $ 4,760,000
       Expenses for book, not for tax           92,000              59,000
                                             4,876,500           4,819,000
     Deferred tax liabilities:
       Capitalized database                 (1,167,000)         (1,265,000)
       Excess book over tax basis of
        acquired property and equipment        (60,000)           (101,000)
       Tax over book depreciation             (129,374)            (57,000)
       Other, primarily deductible intangibles
        amortization                           (86,000)            (22,000)
                                           ------------        ------------
                                            (1,442,374)         (1,445,000)
                                           ------------        ------------
       Net deferred tax assets before
        valuation allowance                  3,434,126           3,374,000
     Less valuation allowance               (1,164,126)         (3,374,000)
                                           ------------        ------------
       Net deferred tax assets             $ 2,270,000         $      -
                                           ============        ============


     At September 30, 1994, the Company has net operating loss carryforwards of approximately $11,961,000, which may be used to offset future taxable income, if any. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company has determined, based on expected future taxable income which can be predicted with reasonable certainty, that it is more likely than not that the net deferred tax assets at September 30, 1994 will be realized before the expiration of the underlying net operating loss carryforwards. The Company's net operating loss carryforwards begin expiring in 2001. Expiration of the net operating loss carryforwards will occur as follows:

                    Year                Net Operating
                   Expiring                Loss

                    2001                $ 124,000
                    2002                  306,000
                    2003                  721,000
                    2004                1,466,000
                    2005                1,780,000
                    2006                1,432,000
                    2007                2,144,000
                    2008                3,921,000
                    2009                   67,000
                                      -----------
                                      $11,961,000
                                      ===========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     13. RELATED PARTY TRANSACTIONS

     In fiscal 1993, the President and Chief Executive Officer (CEO) of the Company entered into a new employment agreement. The term of this employment agreement is five years through August 18, 1998. The agreement provides for a base annual salary of $200,000 per year. The Company's Compensation Committee will review the base salary annually during the term, and may increase, but not decrease, the base salary. Additionally, the new agreement calls for incentive compensation payments based upon revenue (at the rate of 1% of quarterly revenue, descending downward if quarterly revenue exceeds $6.25 million), and profitability (at the rate of 50% of the incentive amount based on revenue if net income is 8% of net sales, up to a rate of twice the incentive amount based on revenue if net income is 20% or greater) of the Company during the term, payable after the end of each of the Company's fiscal quarters according to specific formulas contained in the agreement. The incentive compensation expense for fiscal 1994 was $151,378. Additionally, the Company granted the President/CEO non-qualified options to purchase 600,000 shares of common stock of the Company, at the then current market value, under the 1993 Plan, as later defined. The options vest annually, with 200,000 being vested at September 30, 1994 and 300,000 and 100,000 options vesting on August 18, 1995 and 1996, respectively. In the event of termination without cause or if the President/CEO resigns for "good reason", as defined in the agreement (which includes a material diminution of his duties or responsibilities), the Company is required to make 36 consecutive monthly payments equal to his base and incentive compensation. The President/CEO will also continue to receive medical, life and disability insurance coverage during the 36 month term. Also, during fiscal year 1994 the Company made short-term advances to the President which aggregated $140,000 of which $100,000 was repaid by September 30, 1994. The remaining amount of $40,000 was repaid in October 1994.

     In January 1994, an employee, the former President of the Company's subsidiary, UTG, was terminated. The employee was paid his monthly current base salary of $11,700 through June 30, 1994 for a total of $58,500. The employee exercised all vested stock options and the Company accelerated vesting of 70,200 of the employee's remaining stock options. Compensation expense of $262,813 is included in general and administrative expenses in the accompanying statement of operations for the year ended September 30, 1994 related to this acceleration.
     A former owner of SMI (See Note 2), entered into a four year employment agreement in July 1993, as amended subsequently, and was appointed Chairman of UTG and a director of the Company. The employment agreement calls for a base salary of $200,000 per year and issuance of stock options to purchase 70,000 shares of the Company's common stock. The Company has a note payable to the sellers of SMI, one of which is this individual, at September 30, 1994 which resulted from the purchase of SMI by the Company (See Note 9). This note was paid in full in November 1994.

     14. STOCK OFFERINGS

     The Company  completed two private  placements in fiscal  1994.   The total
     common shares issued through these placements were 550,000 at $1.75 per share. The gross proceeds generated in these placements were $962,500.

     The Company completed various private placements in fiscal 1993. The total common shares issued through these placements were 4,073,439, at prices ranging from $1.27 to $1.50 per share. The gross proceeds generated on these placements was approximately $5,897,000. The commissions and expenses on those placements was approximately $632,600.
     The Company completed two private placements in fiscal 1992. The first private placement was completed in May 1992, and was for 872,000 units of common stock at $2.50 a unit which provided $2,180,000 in proceeds. Each unit consisted of one share of common stock and one four-year warrant exercisable at $7.00 per share. In connection with this private placement and the private placement referred to below, the Company retained a broker-dealer as placement agent and paid a fee of 8% of the proceeds raised and issued unit warrants equal to 5% of the proceeds raised, which amounted to 95,250 unit warrants. The unit warrants entitle the broker-dealer to purchase the same units sold by it at $2.50 per unit. The second private placement, which was completed in July 1992, was for 70,000 units which provided $175,000 in proceeds. The units are identical to those sold in the first private placement. The commissions paid on these two private placements was $166,400.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     15. STOCK AND STOCK OPTION PLANS

     The "1990 Stock Plan", as amended, covers 3,300,000 shares of common stock and is intended to provide: (a) officers and other employees of the Company and its Related Corporations opportunities to purchase stock in the Company pursuant to options granted hereunder which qualify as incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended;
     (b) directors, officers, employees and consultants of the Company and its Related Corporations opportunities to purchase stock in the Company pursuant to options granted hereunder which do not qualify as ISO's ("Non-Qualified Options"); (c) directors, officers, employees and consultants of the Company and its Related Corporations awards of stock in the Company ("Awards"); (d) directors, officers, employees and consultants of the Company and its Related Corporations opportunities to make direct purchases of stock in the Company ("Purchases"); and (e) directors of the Company and its Related Corporations who are not employees of the Company or its Related Corporations with Non-Discretionary Options.

     The 1990 Stock Plan is administered by a committee of two non-employee directors. The committee, subject to certain restrictions in the 1990
     Stock Plan, has the authority to grant or issue, as applicable, ISOs, Non-Qualified Options, Awards, Purchases and Non-Discretionary Options. The committee also establishes exercise or issue prices, vesting schedules and expiration dates.

     In August 1993, the Company established a 1993 Stock Option Plan (the "1993 Plan") covering 1,500,000 shares of common stock. The 1993 Plan provides:
     (a) officers and other employees of the Company and its Related Corporations opportunities to purchase stock in the Company pursuant to options granted hereunder which qualify as "ISOs"; and (b) directors, officers, employees and consultants of the Company and Related Corporations opportunities to purchase stock in the Company pursuant to options granted hereunder which do not qualify as ISOs ("Non-Qualified Options").

     The 1993 Plan is administered by a committee of two non-employee directors. The committee, subject to certain restrictions in the 1993 Plan, has the authority to (i) determine the employees of the Company and Related Corporations to whom ISOs may be granted, and determine to whom Non-Qualified Options may be granted; (ii) determine the time or times at which Options may be granted; (iii) determine the exercise price of shares subject to Options; (iv) determine whether Options granted shall be ISOs or Non-Qualified Options; (v) determine the time or times when the Options shall become exercisable, the duration of the exercise period and when the Options shall vest; (vi) determine whether restrictions such as repurchase options are to be imposed on shares subject to Options and the nature of such restrictions, if any, and (vii) interpret the 1993 Plan and promulgate and rescind rules and regulations relating to it.
     The 1993 Plan also provides for the automatic grant of 30,000 non-qualified options to any director who is not an employee of the Company. These options vest in increments of 5,000 options per director every six months commencing six months from the date of the director's election to the board, provided that they are still serving as a director at that time. Subsequent to fiscal 1994, the 1993 Plan was amended to change the vesting periods for both directors and employees from every six months to June 30 and December 31. However, in the event any director resigns prior to full vesting, the options will vest on a pro-rata basis.

     16. STOCK GRANTS

     The Company issued Awards of 300,000 and 150,000 shares of restricted common stock to the President/CEO and Executive Vice President, respectively, in 1990 under the 1990 Stock Plan. At September 30, 1994, 350,000 of the shares awarded to the President/CEO and Executive Vice President are vested. In fiscal 1994 and 1993, the President/CEO deferred vesting of 50,000 shares (a total of 100,000 shares) granted in 1990. Also, in fiscal 1993, the Executive Vice President cancelled 50,000 shares previously granted to him which were reissued to a consultant for previous services rendered.
                                     -33-



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     16. STOCK GRANTS, (CONTINUED)

     In 1992, the President/CEO and Executive Vice President surrendered to the Company 14,617 and 11,255 shares, respectively, which vested in 1992 as part of the original share award. This was in exchange for the Company's payment of payroll taxes in the amounts of $37,421 and $44,346, respectively, on the shares granted and vested. Taxes were based on the compensation determined by the fair market value of the shares on the vesting dates of July 31, 1992 ($2.56) and January 1, 1992 ($3.94).

     In 1992, the Company issued 25,000 shares of common stock at $3.25 per share for a royalty agreement termination.

     17. STOCK OPTIONS AND WARRANTS

     The Company has issued the following options and warrants to directors, officers, employees and consultants during 1994, 1993 and 1992. All of the following options and warrants were generally issued at or above the fair market value of the underlying stock at the date of grant; therefore, no expense has been recognized.

     The information for shares under option is as follows:

                                         1994           1993             1992
     Outstanding, beginning of year:
     SHARES                           4,687,072       3,896,791       2,766,375
     Price                           $.28125-4.00    $.28125-7.00    $.25-3.56

     Granted:
       SHARES                           831,757       3,404,155       1,674,750
       Price                         $2.9375-8.75    $.01-4.00      $1.9375-7.00
       Expiration Dates               4/1/1994 -     4/29/1996 -    4/30/1996 -
                                      9/1/2004       9/28/2003      6/01/2002
     Exercised:
       SHARES                        (1,761,100)     (1,626,241)       (142,136)
       Price                         $.28125-6.00    $.01-2.00      $.25-.5625

     Expired or Cancelled:
       SHARES                          (220,167)     (987,633)         (402,198)
       Price                         $2.3125-6.00    $.28125-7.00   $.28125-3.56

     Outstanding, end of year:
       SHARES                         3,537,562       4,687,072       3,896,791
       Price                         $.28125-8.75    $.28125-4.00   $.28125-7.00

     Exercisable, end of year
       SHARES                         2,452,411

     18. CONCENTRATION OF CREDIT RISK

     The majority of the Company's business activity in 1994 is with one customer, an OEM, in the automotive industry. As of September 30, 1994 the Company's receivable balance from this customer was $2,322,900. The majority of this receivable was subsequently collected. Oil analysis services are being provided to over 4,000 active customers on a normal credit terms basis. The Company does not require collateral or other security to support the receivable balance. Ongoing account monitoring procedures are utilized to minimize the risk of loss.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     19. RESTRUCTURING EXPENSE

     In December 1992, the Company restructured certain areas of its operations. It refocused its OHSS approach to the OEM and Distributor Channels away from its Direct Dealer - Parts and Service avenues. This refocusing required the reduction of five of seven of the Company's field sales and support personnel.

     In fiscal 1993, the Company began assembling its OHSS products. In the past, the Company used a third party for assembly. In connection with a move into a new assembly facility, the Company vacated its Troy, Michigan office, the future cost of which had been accrued in the restructuring reserve. In addition, costs associated with severance of sales, middle-management and other personnel had also been accrued. In fiscal 1993, the Company has expensed approximately $310,000 for severance and related costs and lease commitments on the vacated lease space. Substantially all amounts accrued have been settled through payment prior to September 30, 1994.

     20. SEGMENT INFORMATION

     The Company currently classifies its operations into the following segments: (1) automotive technology which primarily consists of the Overhead Speaker System, (2) Oil Analysis Service which primarily consists of UTG and OSA operations and (3) Corporate and other which includes general corporate assets consisting primarily of cash and cash equivalents, property and equipment, deferred income tax assets, and corporate expenses. For fiscal year 1993, restructuring charges of $310,036 have been included in the Automotive Technology Segment's operating loss.

     Financial information about the Company's operations by segments for the years ended September 30, 1994 and 1993 is as follows:
                      Automotive     Oil Analysis    Corporate
     Revenue:         Technology        Service      and Other     Consolidated
     1994             $9,203,938      $5,878,281    $   55,643      $15,137,862
     1993              2,423,488       1,345,465       112,852      $ 3,881,805
     Operating Income
     (Loss):
     1994              2,821,308        (384,367)   (2,923,235)    $   (486,294)
     1993               (833,343)         25,848    (2,390,494)    $ (3,197,989)

     Depreciation and
     Amortization:
     1994                 66,647         323,314        94,848     $    484,809
     1993                 80,012          83,205       116,777     $    279,994

     Identifiable
     Assets:
     1994              1,737,336      10,217,289     6,525,330     $ 18,479,955
     1993              1,843,608       8,634,738       363,822     $ 10,842,168

     Capital
     Expenditures:
     1994                323,723       1,031,169       120,592     $  1,475,484
     1993                269,742         282,170        65,345     $    617,257

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's revenue was derived from customers in the automotive manufacturing and automotive parts and accessories industries. In fiscal 1994, one customer accounted for 59.8% of net sales. That same customer accounted for 63% and 92% of net sales in both 1993 and 1992. (See Note
     18).

     Export sales in 1994 and 1993 were insignificant. In fiscal 1992, export sales were approximately 48% of net sales.

     21. OTHER INCOME

     Included in Other Income in fiscal 1994 is approximately $278,000 related to the recovery of an investment that had been previously written-off in fiscal 1993.

     22. SUBSEQUENT EVENTS
     Subsequent to September 30, 1994, the Company entered into a $5,000,000 Loan Agreement with the First Union National Bank of Florida (the "Bank"). The agreement stipulates that $4,500,000 (OSA Line) of the proceeds are to be used for the purchase of certain OSAs. The agreement also indicates that $500,000 will be available for short-term working capital through January 31, 1996. The Bank is not required to fund any part of the OSA Line until such time as the Company has paid to Thermo Jarrell Ash (TJA) $1,900,000 without Bank funding and such OSA units leased to lessees are acceptable to the Bank. The parameters within which the leases would be acceptable to First Union National Bank are that a lease with an acceptable term (twelve months) be entered into and that the lessee be creditworthy. The Company may purchase OSAs with any source of funds (i.e. operations, equity offering, etc.) and in those instances OSAs purchased do not need to be leased to the Company's customers, however, OSA's purchased with proceeds from the OSA line are required to be leased to the Company's customers. The Loan Agreement is secured by each OSA unit purchased by the Company along with all of the Company's other assets including leases for any of the OSA units and $650,000 paid by the Company to TJA and is subject to certain covenants. The Company has paid $991,000 toward the above $1,900,000 requirement. Amounts outstanding under the Loan Agreement will bear interest at the prime-rate plus .85% and interest will be payable monthly commencing on December 10, 1994. A principal payment will be required that is sufficient to reduce the principal amount to $2,250,000 on December 31, 1996, with the remaining amounts outstanding being due and payable on December 31, 1997.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None
                                       PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on March 15, 1995, sections entitled "Election of Directors".

          DELINQUENT FILINGS
          Based  on  information  supplied  to  the  Company,  one  non-employee
          Director, Mani A. Sadeghi filed one Form 5 to report one late transaction.

     ITEM 11.  EXECUTIVE COMPENSATION
          Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on March 15, 1995, section entitled "Executive Officer Compensation".

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on March 15, 1995, sections entitled "Voting Securities and Principal Holders".

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          During fiscal year 1994, the Company made short-term advances to the President and Chief Executive Officer. These short-term advances aggregated $140,000 of which $100,000 was repaid by September 30, 1994. The remaining amount of $40,000 was repaid in October of 1994.

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page
     (a)  (1)  FINANCIAL STATEMENTS. See Item 8 of Form 10-K . . . . . . . . .17

     (a)  (2)  FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED.
               Schedule VIII - Valuation and Qualifying Accounts . . . . . .  39
               Schedule X - Supplementary Income Statement Information . . . 39 All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

     (a)     (3)  EXHIBITS
            3.0  Amended and Restated Certificate of Incorporation. . . (1)<F3>
            3.1  Amendment to Certificate of Incorporation. . . . . .  (12)<F14>
            3.2  Bylaws of Registrant . . . . . . . . . . . . . . . . . (2)<F4>
            3.3  Amendment to Bylaws of Registrant. . . . . . . . . . .(12)<F14>
            3.4  Amendment to the Amended and Restated Certificate of
                 Incorporation . . . . . . . . . . . . . . . . . . . . (14)<F16>
            4.0  1990 Stock Plan. . . . . . . . . . . . . . . . . . . . (3)<F5>
            4.1  1993 Stock Option Plan . . . . . . . . . . . . . . . . (4)<F6>
           10.0  Employment Agreement Between Registrant and
                 Mr.Stuart Landow . . . . . . . . . . . . . . . . . . . (5)<F7>
           10.1  Employment Agreement Between Registrant and Mr.James P.
                 Samuels  . . . . . . . . . . . . . . . . . . . . . . . (6)<F8>
           10.2  Lease  of  Office  Space  -  Palm  Beach  Gardens,  Florida
                 (amended) . . . . . . . . . . . . . . . . . . . . . . (12)<F14>
           10.5  ARCS License Agreement . . . . . . . . . . . . . . . . (7)<F9>
           10.6  EFECS License Agreement. . . . . . . . . . . . . . . . (7)<F9>
           10.7  Employment Agreement of Carlton S. Joyce . . . . . . . (8)<F10>
           10.9  Employment Agreement of W. Earl Somerville . . . . . . (4)<F6>
           10.10 Stock Purchase Agreement . . . . . . . . . . . . . . . (9)<F11>
           10.11 Asset Purchase and Sale Agreement. . . . . . . . . . . (9)<F11>
           10.12 Agreement and Plan of Merger . . . . . . . . . . . . . (9)<F11>
           10.13 First Amendment to Stock Purchase Agreement. . . . . . (8)<F10>
           10.14 First Amendment to Employment Agreement of Stuart
                 Landow . . . . . . . . . . . . . . . . . . . . . . .  (12)<F14>
           10.15 Secured Promissory Notes . . . . . . . . . . . . . .  (11)<F13>
           10.17 First Amendment to Employment Agreement of Carlton
                 S. Joyce . . . . . . . . . . . . . . . . . . . . . . .(13)<F15>
           10.18 Lease of Office/Laboratory Space -
                 of United Testing Group,Inc. Addison, Illinois . . .  (12)<F14>
           10.19 Lease of Office/Warehouse Space of United Testing Group, Inc.(Spectro Metrics, Inc.) - Atlanta, Georgia . . . (12)<F14>
           10.20 Termination Agreement of T.A. Cox  . . . . . . . . . .(14)<F16>
           10.21 Release and Waiver Agreement of T.A. Cox . . . . . . .(14)<F16>
           10.22 Master License Lease Agreement - Exxon . . . . . . . .(14)<F16>
           10.23 Equipment  Purchase  Agreement - Thermo Jarrell Ash
                 Corporation . . . . . . . . . . . . . . . . . . . . . (14)<F16>

           10.24 Fourth Addendum to Lease of Office Space of Top Source Technologies, Inc., Palm Beach Gardens, Florida . . . (14)<F16>
           10.25 First Amendment to Lease of On-Site Analysis, Inc.,
                 Atlanta,Georgia . . . . . . . . . . . . . . . . . . . (14)<F16>
           10.26 Lease of Office and Warehouse Space of United Testing
                 Group,Inc., Sparks, Nevada. . . . . . . . . . . . . . (14)<F16>
           10.27 Lease of Office Space of Top Source Technologies, Inc.,
                 New York City, New York . . . . . . . . . . . . . . . (14)<F16>
           10.28 Shareholder Rights Plan. . . . . . . . . . . . . . . .(10)<F12>
           11.0  Schedule of Computation of Net Income Per Share  . . .(14)<F16>
           24.1  Consent of Independent Certified Public Accountants  . . . .

     (b)      REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the quarter ended September 30,1994.


     EXHIBIT INDEX

          (1)<F3>   Contained in the Form 8-A dated July 10, 1993.
          (2)<F4> Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the Form 8-B on 11/16/92.
          (3)<F5> Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the 12/31/90 Form 10-K.
          (4)<F6> Contained as an exhibit to the Proxy Statement dated January 11, 1994.
          (5)<F7> Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed on November 16, 1993.
          (6)<F8> Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the 12/31/91 Form 10-K.
          (7)<F9> Contained in the documents filed with the Securities and Exchange Commission in conjunction with the amended 12/31/91 Form 10-K.
          (8)<F10>  Contained in the Form 8-K/A No. 3 dated November 13, 1993.
          (9)<F11>  Contained in the Form 8-K/A No. 1 filed on August 9, 1993.
          (10)<F12> Contained in Form 8-K dated January 5, 1995.
          (11)<F13> Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 12/31/92
                    Form 10-Q.
          (12)<F14> Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/93
                    Form 10-K.
          (13)<F15> Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed on January 10, 1994.
          (14)<F16> Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/94
                    Form 10-K.

                  SCHEDULE VIII - VALUATION  AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993 AND
                         NINE MONTHS ENDED SEPTEMBER 30,1992


                      Balance at  Charged to  Additions
                      Beginning   Costs and   Charged to              Balance at
      Description     of Period   Expenses    Other      Deductions   end of
                                              Accounts(1)<F3>         Period



      DEDUCTED FROM
      ACCOUNTS
      RECEIVABLE -
      ALLOWANCE FOR
      DOUBTFUL ACCOUNTS

      YEAR ENDED
      SEPTEMBER 30 1994 $13,145   $136,855        -           -      $150,000

      YEAR ENDED
      SEPTEMBER 30,     $   -       $5,645     $7,500         -       $13,145
      1993

      NINE MONTHS ENDED
      SEPTEMBER 30,1992 $   -          -          -           -       $   -

      (1)<F1> ALLOWANCE UPON ACQUISITION OF RECEIVABLES OF SPECTRO/METRICS, INC.



     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993 AND NINE MONTHS ENDED SEPTEMBER 30, 1992

                ITEM                             CHARGED TO COSTS AND EXPENSES
     ------------------------------             -------------------------------
                                                  1994      1993       1992
     1.  Maintenance and repairs                    *         *          *

     2.  Amortization of manufacturing
         and distribution rights and
         patents and intangibles                $427,474  $ 76,726   $ 32,294

     3.  Depreciation of property and
         equipment                              $ 447,919 $267,109   $153,492

     4.  Taxes, other than payroll
         or income taxes                            *         *          *

     5.  Royalties                                  *         *          *

     6.  Advertising costs                          *     $  76,628  $ 89,059


     *  Amount does not exceed one percent of total net sales.

                                      SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Registrant's report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  TOP SOURCE TECHNOLOGIES, INC.


                                                  By:  /s/James P. Samuels
                                                       James P. Samuels
                                                       Vice President of Finance

     Dated:   May 31, 1995