Form 10-Q
period 1995-06-30
TOP SOURCE TECHNOLOGIES INC
filed 1995-08-14
CIK 800055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From                    to
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

              Class                           Outstanding at August 1, 1995
 Common stock, $.001 par value
                                     27,421,697 shares








                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                    INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1995
          (Unaudited) and September 30, 1994 .  . . . . . . . . . . . . . . .  1


        Consolidated Statements of Operations for the
          Three and Nine Months Ended June 30, 1995 and 1994
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .  . 2-3


        Consolidated Statements of Cash Flows for the
          Nine Months Ended June 30, 1995 and 1994
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4


        Notes to Unaudited Interim Consolidated
          Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  5-7


ITEM 2.   Management's Discussion and Analysis of Interim

                 Financial Condition and Results of Operations  . . . . . . 7-10



                           PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   10






                                        i






TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1995 AND SEPTEMBER 30, 1994
 (UNAUDITED)
                                                      JUNE 30,       SEPTEMBER
ASSETS                                                1995         1994
CURRENT ASSETS:                                                    (RESTATED)
  CASH AND CASH EQUIVALENTS                             1,146,002    1,429,362
  ACCOUNTS RECEIVABLE TRADE (NET OF ALLOWANCE OF
    $88,135 AND $150,000  AT JUNE 30,1995 AND
    SEPTEMBER 30, 1994,  RESPECTIVELY)                  3,379,169    3,363,560
  ADVANCES TO OFFICERS                                     45,000       40,000
  INVENTORIES                                             642,096      356,498
  PREPAID EXPENSES                                        351,076      307,605
  OTHER                                                   116,326      262,875
                                                      ------------ ------------
TOTAL CURRENT ASSETS                                    5,679,669    5,759,900

PROPERTY AND EQUIPMENT, NET                             2,967,527    2,204,858
MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS, NET    374,620      376,799
CAPITALIZED DATABASE, NET                               2,758,402    2,916,527
INTANGIBLE ASSETS RELATING TO BUSINESSES ACQUIRED, NET  4,799,936    4,869,746
DEFERRED INCOME TAX ASSETS, NET                         2,270,000    2,270,000
OTHER ASSETS, NET                                         836,653       82,125
                                                      ------------ ------------
TOTAL ASSETS                                           19,686,807   18,479,955
                                                      ============ ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                      1,696,352    1,605,322
  ACCRUED LIABILITIES                                     464,269      657,779
  DEFERRED SERVICE REVENUE                                350,000      624,642
  NOTE PAYABLE-AFFILIATE                                 ---            88,042
                                                      ------------ ------------
TOTAL CURRENT LIABILITIES                               2,510,621    2,975,785
  SENIOR CONVERTIBLE NOTES                              2,060,000     ---
                                                      ------------ ------------
TOTAL LIABILITIES                                       4,570,621    2,975,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK-$.10 PAR VALUE, 5,000,000 SHARES
   AUTHORIZED; NONE OUTSTANDING                          ---          ---
  COMMON STOCK-$.001 PAR VALUE, 50,000,000 SHARES
   AUTHORIZED; 27,354,917 AND 26,716,395 SHARES ISSUED
   JUNE 30 AND SEPTEMBER 30, RESPECTIVELY                  27,355       26,716
  ADDITIONAL PAID-IN CAPITAL                           26,081,421   25,214,445
  ACCUMULATED DEFICIT                                 (10,860,805)  (9,605,206)
  TREASURY STOCK-AT COST; 87,534 SHARES                  (131,785)    (131,785)
                                                      ------------ ------------
TOTAL STOCKHOLDERS' EQUITY                             15,116,186   15,504,170
                                                      ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             19,686,807   18,479,955
                                                      ============ ============
 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,
 1995 AND 1994 (UNAUDITED)
                                                      1995         1994
                                                      ------------ ------------
PRODUCT SALES                                           3,673,738    2,231,749
SERVICE REVENUE                                         1,238,822    1,703,185
OTHER                                                    ---          ---
                                                      ------------ ------------
  NET SALES                                             4,912,560    3,934,934

COST OF PRODUCT SALES                                   2,233,218    1,348,400
COST OF SERVICES                                        1,155,417    1,349,992
OTHER                                                    ---          ---
                                                      ------------ ------------
  COST OF SALES                                         3,388,635    2,698,392
                                                      ------------ ------------
GROSS PROFIT                                            1,523,925    1,236,542

EXPENSES:
  GENERAL AND ADMINISTRATIVE                            1,456,372    1,207,980
  SELLING AND MARKETING                                   502,811      285,507
  PROFESSIONAL FEES                                        38,925       93,088
  DEPRECIATION AND AMORTIZATION                           111,549      115,956
  RESEARCH AND DEVELOPMENT                                 12,362       33,969
                                                      ------------ ------------
TOTAL EXPENSES                                          2,122,019    1,736,500
                                                      ------------ ------------
LOSS FROM OPERATIONS                                     (598,094)    (499,958)

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                           9,964       18,475
  INTEREST EXPENSE                                        (16,481)     ---
  INTEREST EXPENSE-AFFILIATE                              ---           (1,198)
  OTHER INCOME, NET                                       207,305     ---
                                                      ------------ ------------
NET OTHER INCOME                                          200,788       17,277
                                                      ------------ ------------
NET LOSS BEFORE INCOME TAXES                             (397,306)    (482,681)
INCOME TAX BENEFIT                                       ---           188,232
                                                      ------------ ------------
NET LOSS                                                 (397,306)    (294,449)
                                                      ============ ============
NET LOSS PER WEIGHTED AVERAGE COMMON SHARE
   OUTSTANDING                                              (0.01)       (0.01)
                                                      ============ ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             27,255,444   26,255,980
                                                      ============ ============

 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30,
 1995 AND 1994 (UNAUDITED)
                                                      1995         1994
                                                      ------------ ------------
PRODUCT SALES                                          10,636,033    6,469,994
SERVICE REVENUE                                         4,070,038    5,128,811
OTHER                                                    ---            29,643
                                                      ------------ ------------
  NET SALES                                            14,706,071   11,628,448
                                                      ------------ ------------
COST OF PRODUCT SALES                                   6,542,952    3,811,002
COST OF SERVICES                                        3,566,129    3,631,636
OTHER                                                    ---             9,771
                                                      ------------ ------------
  COST OF SALES                                        10,109,081    7,452,409
                                                      ------------ ------------
GROSS PROFIT                                            4,596,990    4,176,039

EXPENSES:
  GENERAL AND ADMINISTRATIVE                            4,120,399    2,607,015
  SELLING AND MARKETING                                 1,303,840      822,100
  PROFESSIONAL FEES                                       209,694      310,108
  DEPRECIATION AND AMORTIZATION                           396,287      275,149
  RESEARCH AND DEVELOPMENT                                 32,340       93,123
                                                      ------------ ------------
TOTAL EXPENSES                                          6,062,560    4,107,495
                                                      ------------ ------------
INCOME (LOSS) FROM OPERATIONS                          (1,465,570)      68,544

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                          37,621       22,839
  INTEREST EXPENSE                                        (18,908)     (68,304)
  INTEREST EXPENSE-AFFILIATE                              ---           (9,202)
  OTHER INCOME, NET                                       191,258      267,872
                                                      ------------ ------------
NET OTHER INCOME                                          209,971      213,205
                                                      ------------ ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                  (1,255,599)     281,749

INCOME TAX BENEFIT                                       ---         2,408,232
                                                      ------------ ------------
NET INCOME (LOSS)                                      (1,255,599)   2,689,981
                                                      ============ ============
NET LOSS PER WEIGHTED AVERAGE COMMON SHARE
     OUTSTANDING                                            (0.05)
                                                      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             27,193,954
                                                      ============
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE:
  PRIMARY                                                                 0.10
                                                                   ============
  FULLY DILUTED                                                           0.10
COMMON AND COMMON EQUIVALENT SHARES:                               ============
  PRIMARY                                                           28,131,958
                                                                   ============
  FULLY DILUTED                                                     28,132,953
                                                                   ============
 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.








TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30,
 1995 AND 1994 (UNAUDITED)

                                                          1995         1994
OPERATING ACTIVITIES:                                 ------------ ------------
    NET INCOME (LOSS)                                  (1,255,599)   2,689,981
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
       NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION                                          685,584      322,867
    AMORTIZATION                                          274,565      268,016
    DISCOUNT AMORTIZATION                                ---            52,052
    AMORTIZATION OF DEFERRED OFFICERS' COMPENSATION      ---            13,950
    DISPOSAL OF EQUIPMENT                                  34,846       45,151
    DEFERRED INCOME TAXES                                ---        (2,408,232)
    ADVANCES TO OFFICERS                                  (45,000)    (100,000)
    REPAYMENTS FROM OFFICER                                40,000      100,000
    INCREASE  IN ACCOUNTS RECEIVABLE, NET                 (15,609)  (1,062,945)
    INCREASE IN INVENTORIES                              (285,598)    (145,248)
    INCREASE IN PREPAID EXPENSES                          (43,471)    (120,597)
    DECREASE (INCREASE) IN OTHER ASSETS                   123,301     (208,634)
    DECREASE IN ACCOUNTS PAYABLE AND ACCRUED LIABILITI   (377,122)    (172,482)
                                                      ------------ ------------
NET CASH USED IN OPERATING ACTIVITIES                    (864,103)    (726,121)


INVESTING ACTIVITIES:
    PURCHASES OF PROPERTY AND EQUIPMENT, NET           (1,567,099)    (996,877)
    ADDITIONS TO PATENT COSTS                             (41,732)     (93,800)
    INCREASE IN OTHER ASSETS                             (650,000)    ---
    PURCHASE OF BUSINESSES, NET                           ---         (135,656)
                                                      ------------ ------------
NET CASH USED IN INVESTING ACTIVITIES                  (2,258,831)  (1,226,333)

FINANCING ACTIVITIES:
    PROCEEDS FROM SALE OF COMMON STOCK, NET               867,616    4,567,009
    PROCEEDS FROM BORROWINGS                            4,460,000      600,000
    REPAYMENTS OF BORROWINGS                           (2,488,042)  (1,627,616)
                                                      ------------ ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               2,839,574    3,539,393
                                                      ------------ ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (283,360)   1,586,939
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,429,362      362,351
                                                      ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              1,146,002    1,949,290
                                                      ============ ============

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.



                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

    The accompanying financial statements of Top Source Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No. 2 Amendment for the year ended September 30, 1994. Certain fiscal year 1994 amounts have been reclassified to conform to current year presentation.

2.   INVENTORIES

     Inventories consisted of the following:
                                June 30      September 30
                                 1995           1994

          Raw materials       $  417,965     $  292,211
          Finished goods         224,131         64,287
                              $  642,096     $  356,498

3.   INCOME TAXES

     In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". The Company implemented SFAS No. 109 in fiscal 1994 by accounting for the cumulative effect of the change in the period of adoption. The cumulative effect upon adoption was not material. SFAS No. 109 changed the method of computing deferred income taxes from a deferred method to a liability method. Under the liability method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse, and on available tax carryforwards. At June 30, 1995, the Company's balance sheet reflected a deferred income tax asset of $2,270,000 and had net operating loss carryforwards of approximately $12,000,000 which may be used to offset future tax, if any. The Company has recorded a deferred income tax benefit and related deferred income tax asset based on the pre-tax loss in the first nine months of fiscal 1995. A valuation allowance in the same amount has been established since the Company's assessment of future taxable income is unchanged from September 30. 1994. The Company has determined based on expected future taxable income, which can be predicted with reasonable certainty, that it is more likely than not that the net deferred tax assets at June 30, 1995 will be realized before the expiration of the underlying net operating loss carryforwards which will begin expiring in 2001.




                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.   INCOME TAXES, CONT'D

     The Company estimates future taxable income by projecting the results of its business activities based on known factors existing at the current date. The Company's estimate of future taxable income changed from the beginning of fiscal 1994 due to: (1) greater certainty regarding the Company's OHSS units for Jeep(R) Cherokee production installation (this application began in September
1993); (2) greater penetration in the Jeep(R) Grand Cherokee OHSS application being attained; (3) the decision by Chrysler to convert its Toledo facility to full utilization for Jeep(R) Cherokee production, thereby increasing the number of units the Company would be supplying (previously the Toledo facility produced not only Jeep(R) Cherokees but also other Chrysler models; and (4) progress, during mid-fiscal year 1995, in gaining new vehicle applications for the OHSS.

4. SALE OF ENGINE FUEL ECONOMY EMISSIONS CONTROL REDUCTION SYSTEM TECHNOLOGY ("EFECS") TO ADRENALINE, INC.

     On May 10, 1995, the Company entered into an agreement with Adrenaline, Inc. ("Adrenaline"), the original inventor of the Engine Fuel Economy Emission Control Reduction System ("EFECS") technology, to sell the proprietary technology back to Adrenaline. Under the terms of the agreement the Company assigned its interest in this technology in return for future royalties. Beginning in December 31, 1996, the Company will receive an annual royalty equal to the greater of (i)$50,000, or (ii) an amount based upon royalties received from sublicensing and a percentage of Adrenaline's net sales derived from the technology. After the Company receives $400,000 in cumulative royalty payments, the Company will receive (i) 25% of any royalty income received by Adrenaline from sublicensing and (ii) 2% of Adrenaline's net sales of the technology. This technology is currently being tested by a major automotive company, and the Company believes that this technology is viable. However, due to the contingent nature of the agreement which enables Adrenaline to withhold royalty payments in the event of a patent infringement suit brought against this technology, the Company has not recorded any royalty receivables or income in its June 30, 1995 financial statements.

5. CORRECTION OF REVENUE RECOGNITION PROCEDURES FOR THE COMPANY'S OIL ANALYSIS SEGMENT

     Effective April 1, 1995, the Company changed its method of revenue recognition for its oil analysis test kits (oil analysis service segment). Previously, the Company recorded revenue from the advance billing of unprocessed test kits mailed to customers to collect oil samples. After April 1, 1995, the Company began correctly recognizing revenue at the time the oil analysis service is rendered. Through the use of computer modeling techniques, creation of a new software program to track test kits by identification numbers, and based on an analytic review of the activity of major customers, the Company has determined that retroactive application of this revised method to correct the accounting error from using the previous method from the period October 1, 1993 through September 30, 1994 would have resulted in a cumulative zero net change in net income for the period. Due to the large number of samples processed, the capabilities of the computer system during this period and the cost prohibitive nature of manually reconstructing records, the effect on quarterly financial reporting for this period ended September 30, 1994 is indeterminable. Consequently, the Company has not restated quarterly financial results for the period ended September 30, 1994. In order to reflect the change in revenue recognition method, the caption in the liability section of the Company's balance sheet at September 30, 1994 was changed from "Accrued Testing Costs" to "Deferred Service Revenue". Advance billings for oil analysis services will now be considered deferred revenue until such time as the oil analysis is rendered.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5. CORRECTION OF REVENUE RECOGNITION PROCEDURES FOR THE COMPANY'S OIL ANALYSIS SEGMENT, CONT'D

     Application of the correct method of recording oil service revenue for the period October 1, 1994 through June 30, 1995 results in an increase of approximately $273,000 in revenue and net income of .01 per share over the previous method. This increase is included in the year to date revenue and income for the nine month period in the accompanying financial statements for the period ended June 30, 1995. Approximately $110,000 and .00 per share of the total increase in revenue and net income of $273,000 occurred in the Company's current reporting period from April 1, 1995 to June 30, 1995, and is reflected in the accompanying financial statements for the quarter ended June 30, 1995.


     Since the quarterly impact of the retroactive application of this change is indeterminable for the year ended September 30, 1994, the Company's Management's Discussion and Analysis section (Item 2) relating to revenue, gross margin and net income has been expanded to reflect operating performance with and without this adjustment. After April 1, 1995, the Company implemented a new computer order entry system to track samples from the time of mailing unprocessed kits until the delivery sample results, and has instituted new internal control and accounting procedures to ensure proper prospective accounting treatment.

6.   LEGAL PROCEEDINGS

     On April 20, 1994, the Company initiated a suit in U.S. District in Atlanta, Georgia against Professional Service Industries, Inc.("PSI") for failure to honor contractual obligations relating to oil testing samples sold prior to the Company's purchase of PSI on July 16, 1993. On June 26, 1995, PSI paid the Company $229,500, without any conditions attached, in anticipation of the Company dismissing the lawsuit against PSI. The Company believes that the amount received from PSI does not constitute an accord and satisfaction of the amount which PSI owes to United Testing Group, Inc. ("UTG"). The Company believes that PSI owes the Company an additional $444,648 plus interest and legal fees. The Company's counsel believes that the Company's suit is with merit.

     The amount of $229,500 has been classified in the Company's financial statements for the quarter ended June 30, 1995 as "Other Income." The Company has not recorded any receivables or income related to the potential recovery of additional amounts in this suit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenue for the three and nine month periods ended June 30, 1995, including the adjustment for deferred service revenue (outlined in Note 5), was $4,912,560 and 14,706,071, respectively, compared to $3,934,934 and $11,628,448, respectively, for the same periods in 1994. Total revenue excluding deferred service revenue for the three and nine month periods ended June 30, 1995 was $4,802,560 and $14,432,440, respectively, compared to $3,934,934 and
$11,628,448, respectively, for the same period in 1994. The increase in revenue for the three and nine month periods ended June 30, 1995 is attributable to an increase of approximately 65% in product sales at the Company's Top Source Automotive, Inc. subsidiary ("TSA") of the



                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D

RESULTS OF OPERATIONS, CONT'D

Overhead Sound Systems ("OHSS") for both periods offset by a decrease in oil analysis sales at UTG of approximately $464,363 and $1,058,773 respectively, including the adjustment for deferred revenue; and $574,363 and $1,332,404 excluding the adjustment.

     The increase in the comparable sales volume of OHSS units is attributable to an increased installation rate and sales of OHSS products for the Chrysler's Jeep(R) Wrangler and Jeep(R) Cherokee vehicles as well as increased deliveries to Chrysler Venezuela for Jeep(R) Cherokee and Jeep(R) Grand Cherokee applications. The decrease in comparable sales volume for oil analysis services at UTG is primarily attributable to the loss of several major oil analysis customers. The Company is aggressively attempting to replace the lost customers by offering expanded services to existing customers and by acquiring new customers. There can be no assurances that these efforts will be successful.

     In the third quarter of 1995, the rollout of OSAs paused due to technical difficulties which the Company believes are now resolved. On August 11, 1995, the rollout resumed with the shipment of the first redesigned unit. The Company anticipates that the resumed rollout will be successful. However, the timing and number of units to be deployed is indeterminable.

     Gross profit margins, excluding the adjustment for deferred service revenue for the three and nine months ended June 30, 1995, were 29.4% and 30.0%, respectively, compared to 31.4% and 35.9% for the same period. The decrease in margins below comparable levels in the prior year is attributable to a decline in gross margins in oil analysis services partially offset by the increasing volume of higher margin OHSS sales as a percentage of total sales.

     Selling, general and administrative expenses and professional fees ("S,G,A") excluding OSA expenses for the three and nine months ended June 30, 1995 were $1,395,451 and $4,253,236, respectively, compared to $1,466,472 and
$3,459,868, respectively, for the same periods in 1994. The comparable OSA expenses for the three and nine month periods ended June 30, 1995 were $602,657 and $1,380,697 compared to $120,103 and $279,355 for the same period in 1994. The increased OSA expenses are attributable to an increase in personnel, technical staff and development costs necessary to support the anticipated rollout of the OSA units discussed above.

     Depreciation and amortization increased 44.0% for the nine months ended June 30, 1995, compared to the same period ended June 30, 1994. This increase is due to the purchase of $1,567,099 in capital assets during the nine months ended June 30, 1995. Depreciation expense includes $242,324 of depreciation related to prototype OSA units. Depreciation and amortization of $563,862 was allocated to cost of sales as it directly relates to the products and services sold during the nine months ended June 30, 1995.

     The decrease in research and development from $93,123 to $32,340 for the nine months ended June 30, 1994 compared to the same period ended June 30, 1995, respectively, is primarily attributable to the elimination of research and development expenses related to the Acceleration Restraint Curve Safety Seat ("ARCS") technology.




                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D

RESULTS OF OPERATIONS, CONT'D

     Interest expense decreased $49,396 for the nine months ended June 30, 1995 compared to the same period ended June 30, 1994 due to expensing, in 1994, approximately $52,052 of interest relating to the unamortized discount on certain notes payable that were paid prior to their maturity date.

     Net income (loss) including the adjustment for deferred service revenue for the three and nine months ended was $(397,306) and $(1,255,599), respectively, compared to $(294,449) and $2,689,981, respectively. Net (loss) excluding the adjustment for deferred service was $(507,306) and $(1,529,230).

     The decrease in net income for the three month period ended June 30, 1995 compared to the same period in 1994 is attributable to a decline in profitability for oil analysis services at UTG, increased expenses relating to the rollout of OSA units, offset by increased profits at TSA and the recovery of approximately $229,500 in connection with a lawsuit (see Note 6). The amount of $229,500 has been classified as other income in the accompanying financial statements. Subsequent to the end of the third quarter, senior management of the Company concluded that reductions in operating costs from current levels were necessary. The Company is currently in the process of reducing or eliminating unnecessary expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $(864,103) for the nine month period ended June 30, 1995. This usage of cash is attributable to a net operating loss excluding depreciation and amortization, of $295,450, a decrease in accounts payable and accrued liabilities of $377,122 and an increase in current assets of $191,531.

     Net cash used in investing activities was $(2,258,831) of which $1,567,099 was used for purchases of equipment and $650,000 was a deposit made to the manufacturer of the OSA units.

     Net cash provided by financing activities was $2,839,574 which included net proceeds from sales of common stock through exercise of stock options of $867,616, and net proceeds of $1,971,958 from borrowings as discussed below. The Company has bank financing from First Union National Bank of Florida,("the Bank"). This credit facility consists of a line of credit of $750,000 for working capital, and an additional line of credit of $4,500,000 to be used exclusively for the purchase of OSAs. The entire facility bears interest at .85% over the prime rate, is governed by specific financial covenants and ratios limiting accessibility, and is secured by substantially all of the assets of the company. The maximum utilization of the working capital line of credit occurred in May 1995 in the amount of $550,000. This amount was subsequently repaid in June 1995. At August 11, 1995, no amounts were outstanding on either line. On August 3, 1995, the Bank, pending completion of appropriate documentation, increased the company's working capital line from $750,000 to $1,500,000. The Company believes the facility, which expires on January 31, 1996, will be renewed.









                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D

LIQUIDITY AND CAPITAL RESOURCES, CONT'D

     On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc. ("Ganz") whereby the holders would purchase $3,000,000 in convertible notes from the Company. In June 1995, the Company issued $2,060,000 of nine per cent (9%) convertible notes maturing in June 2000. After June 9, 1996, the notes can be prepaid by the Company without penalty, and can be converted by the holders into fully registered shares of the Company's common stock at a conversion price of $10 per share. The Company anticipates issuing the remaining $940,000 in notes and receiving the proceeds by September 1, 1995.

     For the three month period ended June 30, 1995, the Company's cash flow from operations was approximately breakeven. Based on current cash balances, current bank lines, additional note proceeds and future cash flows from operations, the Company believes it has sufficient cash flow to fund its operations and finance the deployment of a substantial number of OSA units.



                          PART II - OTHER INFORMATION


    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A.  EXHIBITS

               10.29 Note Purchase Agreement dated as of June 9, 1995 Regarding 9% Senior Subordinated Convertible Notes Due June 9, 2000 by and among Top Source Technologies,
                         Inc.,    Purchasers and Ganz Capital Management, Inc.

               10.30 Agreement by and between Top Source Technologies, Inc., dated May 10, 1995, Adrenaline, Inc. and Edward Van Duyne (EFECS Technology)

           B.  REPORTS ON FORM 8-K

               A Form 8-K was filed dated April 13, 1995 in connection with updating other events.

               No other reports on Form 8-K were filed during the quarter ended June 30, 1995.

















                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q







     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TOP SOURCE TECHNOLOGIES, INC.

By:  /s/ David Natan                     August 11, 1995
     David Natan                             Date
     Vice President and Chief
     Financial Officer