Form 10-Q/A
period 1994-12-31
TOP SOURCE TECHNOLOGIES INC
filed 1995-09-25
CIK 800055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                FORM 10-Q/A NO. 1


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1994

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From                    to
                         Commission File Number 1-11046

                          TOP SOURCE TECHNOLOGIES, INC.
              (Exact name of Registrant as specified in its charter)

                    DELAWARE                              84-1027821
       (State or other  jurisdiction of                (I.R.S.Employer
                    incorporation or               Identification Number)
            organization)

      2000 PGA BLVD., SUITE 3200, PALM BEACH GARDENS, FLORIDA    33408
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

              Class
             Outstanding at February 8, 1995  Common stock, $.001 par value
                                                         27,313,080 shares












                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1994
          (Unaudited) and September 30, 1994 .  . . . . . . . . . . . . . . .  1


        Consolidated Statements of Operations for the
          Three Months Ended December 31, 1994 and 1993
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 2


        Consolidated Statements of Cash Flows for the
          Three Months Ended December 31, 1994 and 1993
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3


        Notes to Unaudited Interim Consolidated
          Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  4-5


ITEM 2.   Management's Discussion and Analysis of Interim

                      Financial Condition and Results of Operations . . . .  5-6



                           PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  7






                                        i



TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1994 AND SEPTEMBER 30, 1994 (UNAUDITED)
                                                      DECEMBER 31,   SEPTEMBER
ASSETS                                                1994         1994
CURRENT ASSETS:                                       (RESTATED)   (RESTATED)
  CASH AND CASH EQUIVALENTS                               340,528    1,429,362
  ACCOUNTS RECEIVABLE (NET OF ALLOWANCE OF $150,000
   AT DECEMBER 31 AND SEPTEMBER 30,  RESPECTIVELY)      3,192,160    3,363,560
  ADVANCES TO OFFICERS                                     30,000       40,000
  INVENTORIES                                             501,713      356,498
  PREPAID EXPENSES                                        430,412      307,605
  OTHER                                                   219,865      262,875
                                                      ------------ ------------
TOTAL CURRENT ASSETS                                    4,714,678    5,759,900
PROPERTY AND EQUIPMENT, NET                             3,140,504    2,204,858
MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS, NET    370,670      376,799
CAPITALIZED DATABASE, NET                               2,863,818    2,916,527
INTANGIBLE ASSETS RELATING TO BUSINESSES ACQUIRED, NET  4,890,133    4,869,746
DEFERRED INCOME TAX ASSETS, NET                         2,270,000    2,270,000
OTHER ASSETS, NET                                          84,675       82,125
                                                      ------------ ------------
TOTAL ASSETS                                           18,334,478   18,479,955
                                                      ============ ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                      1,476,285    1,605,322
  ACCRUED LIABILITIES                                     415,895      657,779
  DEFERRED SERVICE REVENUE                                545,088      624,642
  NOTE PAYABLE-AFFILIATE                                 ---            88,042
                                                      ------------ ------------
TOTAL CURRENT LIABILITIES                               2,437,268    2,975,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK-$.10 PAR VALUE, 5,000,000 SHARES
   AUTHORIZED; NONE OUTSTANDING                          ---          ---
  COMMON STOCK-$.001 PAR VALUE, 50,000,000 SHARES
   AUTHORIZED; 27,303,080 AND 26,716,395 SHARES
   ISSUED AT DECEMBER 31 AND SEPTEMBER 30,
   RESPECTIVELY                                            27,303       26,716
  ADDITIONAL PAID-IN CAPITAL                           25,926,449   25,214,445
  ACCUMULATED DEFICIT                                  (9,924,757)  (9,605,206)
  TREASURY STOCK-AT COST; 87,534 SHARES                  (131,785)    (131,785)
                                                      ------------ ------------
TOTAL STOCKHOLDERS' EQUITY                             15,897,210   15,504,170
                                                      ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             18,334,478   18,479,955
                                                      ============ ============
SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.





TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1994 AND 1993 (UNAUDITED)
                                                      1994         1993
                                                      ------------ ------------
                                                      (RESTATED)
PRODUCT SALES                                           3,126,139    1,872,153
SERVICE REVENUE                                         1,369,693    1,782,733
OTHER                                                    ---            29,643
                                                      ------------ ------------
  NET SALES                                             4,495,832    3,684,529

COST OF PRODUCT SALES                                   1,910,458    1,149,127
COST OF SERVICES                                        1,134,059    1,177,226
OTHER                                                    ---             9,770
                                                      ------------ ------------
  COST OF SALES                                         3,044,517    2,336,123
                                                      ------------ ------------
GROSS PROFIT                                            1,451,315    1,348,406

EXPENSES:
  GENERAL AND ADMINISTRATIVE                            1,320,912      614,784
  SELLING AND MARKETING                                   272,748      268,455
  PROFESSIONAL FEES                                        98,577      112,769
  DEPRECIATION AND AMORTIZATION                            82,272       50,997
  RESEARCH AND DEVELOPMENT                                 10,848       25,690
                                                      ------------ ------------
TOTAL EXPENSES                                          1,785,357    1,072,695
                                                      ------------ ------------
INCOME (LOSS) FROM OPERATIONS                            (334,042)     275,711

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                          18,122        2,870
  INTEREST EXPENSE                                        ---          (21,041)
  INTEREST EXPENSE-AFFILIATE                              ---           (5,398)
  OTHER INCOME (EXPENSE), NET                              (3,631)        (977)
                                                      ------------ ------------
NET OTHER INCOME (EXPENSE)                                 14,491      (24,546)
                                                      ------------ ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                    (319,551)     251,165
INCOME TAX                                               ---          ---
                                                      ------------ ------------
NET INCOME (LOSS)                                        (319,551)     251,165
NET LOSS PER WEIGHTED AVERAGE COMMON SHARE                         ============
  OUTSTANDING                                               (0.01)
                                                      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             27,094,705
                                                      ============
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE:
  PRIMARY                                                                 0.01
                                                                   ============
  FULLY DILUTED                                                           0.01
                                                                   ============
COMMON AND COMMON EQUIVALENT SHARES:
  PRIMARY                                                           29,964,531
                                                                   ============
  FULLY DILUTED                                                     27,416,657
                                                                   ============
SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.



TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1994 AND 1993 (UNAUDITED)

                                                          1994         1993
                                                      ------------ ------------
OPERATING ACTIVITIES:                                 (RESTATED)
    NET INCOME (LOSS)                                    (319,551)     251,165
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
       NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                         293,885      175,735
    DISCOUNT AMORTIZATION                                ---            12,012
    AMORTIZATION OF DEFERRED OFFICERS' COMPENSATION      ---             6,221
    ADVANCES TO OFFICERS                                  (30,000)     (75,000)
    REPAYMENTS FROM OFFICER                                40,000     ---
    DECREASE (INCREASE)  IN ACCOUNTS RECEIVABLE, NET      171,400     (637,114)
    INCREASE IN INVENTORIES                              (145,215)    (125,846)
    INCREASE IN PREPAID EXPENSES                         (115,447)     (73,909)
    DECREASE (INCREASE) IN OTHER ASSETS                    12,905      (24,790)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND                              0
      ACCRUED LIABILITIES                                (450,475)      94,540
                                                      ------------ ------------
NET CASH USED IN OPERATING ACTIVITIES                    (542,498)    (396,986)

INVESTING ACTIVITIES:
PURCHASES OF PROPERTY AND EQUIPMENT, NET           (1,163,084)    (484,082)
    ADDITIONS TO PATENT COSTS                              (7,801)    ---
    INCREASE IN OTHER ASSETS                             ---           (19,295)
    PURCHASE OF BUSINESSES, NET                           ---          (36,382)
                                                      ------------ ------------
NET CASH USED IN INVESTING ACTIVITIES                  (1,170,885)    (539,759)

FINANCING ACTIVITIES:
    PROCEEDS FROM SALE OF COMMON STOCK, NET               712,591      953,250
    PROCEEDS FROM BORROWINGS                             ---           300,000
    REPAYMENTS OF BORROWINGS                              (88,042)    (572,866)
                                                      ------------ ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 624,549      680,384
                                                      ------------ ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,088,834)    (256,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,429,362      362,351
                                                      ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                340,528      105,990
                                                      ============ ============

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.




                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.          BASIS OF PRESENTATION

    The accompanying financial statements of Top Source Technologies, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994. Certain fiscal year 1994 amounts have been reclassified to conform to current year presentation.

2.   INVENTORIES

     Inventories consisted of the following:

                              December 31   September 30
                                 1994           1994

          Raw materials       $  268,796     $  292,211
          Finished goods         232,917         64,287
                              $  501,713     $  356,498


3.   NOTES PAYABLE

     In November 1994, the Company entered into a $5,000,000 Loan Agreement with the First Union National Bank of Florida (the "Bank"). The agreement stipulates that $4,500,000 (OSA Line) of the proceeds are to be used for
     the purchase of certain OSAs.   The agreement also indicates that $500,000
     will be available for short-term working capital through January 31, 1996. The Bank is not required to fund any part of the OSA Line until such time as the Company has invested or paid to Thermo Jarrell Ash (TJA) $1,900,000 for OSA units without Bank funding and such OSA units are leased to lessees that are acceptable to the Bank. The Loan Agreement is secured by each OSA unit purchased by the Company along with all of the Company's other assets including leases for any of the OSA units and $650,000 paid by the Company to TJA and is subject to certain covenants. The Company has paid, through December 31, 1994, $986,000 toward the above $1,900,000 requirement. Subsequent to the first quarter ended December 31, 1994, the Company advanced an additional payment of $250,000 to TJA which brings the amount paid to $1,236,000. Amounts outstanding under the Loan Agreement will bear interest at the prime-rate plus .85% and interest will be payable monthly commencing on December 10, 1994. A principal payment will be required that is sufficient to reduce the principal amount to $2,250,000 on December 31, 1996, with the remaining amounts outstanding being due and payable on December 31, 1997.



                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4. CORRECTION OF REVENUE RECOGNITION PROCEDURES FOR THE COMPANY'S OIL ANALYSIS SEGMENT

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

     Application of the correct method of recording oil service revenue for the period October 1, 1994 through December 31, 1994 results in an increase of approximately $78,543 in revenue and net income of .00 per share over the previous method. This increase is included in the year to date revenue and income for the three month period in the accompanying financial statements for the period ended December 31, 1994.

     After April 1, 1995, the Company implemented a new computer order entry system to track samples from the time of mailing unprocessed kits until the delivery sample results, and has instituted new internal control and accounting procedures to ensure proper prospective accounting treatment.

5.   INCOME TAXES

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

     The Company has recorded a deferred income tax benefit and related deferred income tax asset based on the pre-tax loss in the first three months of fiscal 1995. A valuation allowance in the same amount has been established since the Company's assessment of future taxable income is unchanged from September 30, 1994.


                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.   INCOME TAXES, CONT'D

The income tax benefit in the consolidated statement of operations for the three months ended December 31, 1994 consists primarily of a reduction in the valuation allowance established upon adoption of SFAS No. 109 of $2,209,874 and was based on expectations of future taxable income. The Company estimates future taxable income by projecting the results of its business activities based on known factors existing at the current date.

     The Company's estimate of future taxable income changed from the beginning of fiscal 1994 due to:

     ogreater certainty regarding the Company's OHSS units for Jeep Cherokee production installation (this application began in September 1993).

     ogreater penetration in the Grand Cherokee OHSS application being attained.

     othe decision by Chrysler to convert its Toledo facility to full utilization for Jeep Cherokee production, thereby increasing the number of units the Company would be supplying (previously the Toledo facility produced not only Jeep Cherokees but also other Chrysler models).

     oprogress, during mid-fiscal year 1994, in gaining new vehicle applications for the OHSS.

6.   COMMITMENTS AND CONTINGENCIES

     On December 13, 1994, the Board of Directors ("Board") adopted a Shareholder Rights Plan ("Plan"). As part of that Plan, the Board declared a dividend distribution of one Preferred Stock Purchase Right ("Right") on each outstanding share of Common Stock of the Company. These Rights have no financial impact on the Company as of December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION Inventories increased $145,215 since September 30, 1994 which is due to the increase in finished goods in order to build up inventory levels to meet anticipated delivery schedules in January 1995 which are approximately 20% higher than October 1994. Also the last shipment of the OHSS units was in mid-December and the factory continued to build units, thereby increasing the inventory level at December 31, 1994.

     Prepaid expenses increased $208,512 primarily due to the First Union Bank loan commitment fee of $104,565 which was capitalized and is being amortized over the term of the loan.

RESULTS OF OPERATIONS

     Net sales increased 22.0% for the quarter ended December 31, 1994 compared to the same period ended December 31, 1993. This increase is due to the increased sales volume of the OHSS. However, the sales volume generated by UTG decreased due to a decline in UTG's customer base.




                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D

RESULTS OF OPERATIONS, CONT'D

     The gross profit margin decreased to 32.3% for the three months ended December 31, 1994 from 36.6% for the three months ended December 31, 1993. The decrease was due to a decrease in revenue in UTG of $500,000 which was not offset by a decrease in operating expenses as the majority of costs in this subsidiary are fixed.

     General and administrative expense increased 114.9% for the three months ended December 31, 1994 compared to the same period ended December 31, 1993. This increase is primarily due to the expansion of the Company's business including increases in salary arising from additional personnel, merit increases and incentive payments. In addition, expenses have been incurred in OSA, Inc. in excess of $398,900 for the current period.

     Depreciation and amortization increased 61.3% for the three months ended December 31, 1994, compared to the same period ended December 31, 1993. This increase is due primarily to the continued investments in additional capital assets purchased whose depreciation was not allocated to cost of sales. Depreciation and amortization of $211,613 was allocated to cost of sales as it directly relates to the products and services sold during the three months ended December 31, 1994.

     Interest income increased $15,252 for the three months ended December 31, 1994 compared to the same period ended December 31, 1993. This increase is due to the interest earned on the increased funds invested in the current fiscal period.

     The  Company  incurred  no interest  expense  for  the  three months  ended
December 31,  1994 as there  was no  debt outstanding during  this period.   The
notes payable were paid prior to their maturity date.

     Income tax, see Note 5. Income Taxes of Notes to Unaudited Consolidated Financial Statements for a discussion of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities during the first three months of the current fiscal year totalled ($542,498). The Company used a substantial part of its cash in the funding of the development of its On-Site Analysis subsidiary.

     Net  cash used  in  investing activities  was  ($1,170,885).   The  Compan
invested $1,163,084 for capital assets of which approximately $880,000 were capital assets used in the OSA operation. This commitment is in line with prior investment planning for OSA needs. At this time, the Company cannot determine the number of OSA units which will be deployed in fiscal 1995. At December 31, 1994, the Company has no material commitments to purchase capital assets except the OSA requirements as discussed.






                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D


LIQUIDITY AND CAPITAL RESOURCES, CONT'D

     Net cash provided by financing activities was $624,549 which was attributed to the exercise of stock options (exercise prices ranged from $.53 to $5.875) and in total generated $712,591 in net proceeds. During the three months ended December 31, 1994, the Company paid-in-full the note payable to an affiliate of $88,042. The Company had no debt at December 31, 1994.

     The Company continues to rely on revenue from its product sales (OHSS) and service revenue from the Oil Analysis Laboratory to provide for its liquidity needs. Depending upon when the Company generates material revenue from its OSAs and how quickly it ships a substantial number of OSAs, it may require additional financing to support their rollout. Cash requirements to support currently planned OSA deployment will be provided by existing bank lines. The Company is in preliminary discussions with prospective investors and strategic partners should the OSA deployment program be accelerated.



                          PART II - OTHER INFORMATION





    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A.  EXHIBITS

               None


           B.  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1994.














                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q










     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TOP SOURCE TECHNOLOGIES, INC.

By:  /s/ David Natan                     September 22, 1995
     David Natan                               Date
     Vice President & Chief Financial
     Officer