Form 10-Q/A
period 1995-03-31
TOP SOURCE TECHNOLOGIES INC
filed 1995-09-25
CIK 800055

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

ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  9






                                        i





TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1995 AND SEPTEMBER 30, 1994
 (UNAUDITED)
                                                      March 31,      September
ASSETS                                                1995         1994
Current Assets:                                                    (restated)
  Cash and cash equivalents                             1,328,127    1,429,362
  Accounts receivable (net of allowance of $221,126
 and $150,000  at March 31,1995 and September 30,
 1994,  respectively)                                   2,464,352    3,363,560
  Advances to officers                                     45,765       40,000
  Inventories                                             676,881      356,498
  Prepaid expenses                                        419,555      307,605
  Other                                                   160,348      262,875
                                                     ------------ ------------
Total current assets                                    5,095,028    5,759,900

Property and equipment, net                             2,957,900    2,204,858
Manufacturing and distribution rights and patents, net    376,834      376,799
Capitalized database, net                               2,811,110    2,916,527
Intangible assets relating to businesses acquired, net  4,832,490    4,869,746
Deferred income tax assets, net                         2,270,000    2,270,000
Other assets, net                                         733,769       82,125
                                                      ------------ ------------
TOTAL ASSETS                                           19,077,131   18,479,955
                                                      ============ ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                      2,341,025    1,605,322
  Accrued liabilities                                     331,369      657,779
  Deferred service revenue                                460,000      624,642
  Bank debt                                               500,000     ---
  Note payable-affiliate                                 ---            88,042
                                                      ------------ ------------
Total current liabilities                               3,632,394    2,975,785

Commitments and contingencies

Stockholders' equity:
  Preferred stock-$.10 par value, 5,000,000 shares
   authorized; none outstanding                          ---          ---
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 27,327,080 and 26,716,395 shares issued
   March 31 and September 30, respectively                 27,327       26,716
  Additional paid-in capital                           26,012,694   25,214,445
  Accumulated deficit                                 (10,463,499)  (9,605,206)
  Treasury stock-at cost; 87,534 shares                  (131,785)    (131,785)
                                                      ------------ ------------
Total stockholders' equity                             15,444,737   15,504,170
                                                      ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             19,077,131   18,479,955
                                                      ============ ============
 See accompanying notes to unaudited interim consolidated financial statements.

TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
 1995 AND 1994 (UNAUDITED)
                                                      1995         1994
                                                      (restated)
                                                      ------------ ------------
Product sales                                           3,836,156    2,366,092
Service revenue                                         1,461,523    1,642,893
Other                                                    ---          ---
                                                      ------------ ------------
  Net sales                                             5,297,679    4,008,985

Cost of product sales                                   2,399,276    1,313,475
Cost of services                                        1,276,653    1,182,924
Other                                                    ---          ---
                                                      ------------ ------------
  Cost of sales                                         3,675,929    2,496,399
                                                      ------------ ------------
Gross profit                                            1,621,750    1,512,586

Expenses:
  General and administrative                            1,343,115      784,252
  Selling and marketing                                   528,281      268,138
  Professional fees                                        72,192      104,251
  Depreciation and amortization                           202,466       29,650
  Research and development                                  9,130       33,504
                                                      ------------ ------------
Total expenses                                          2,155,184    1,219,795
                                                      ------------ ------------
Income (loss) from operations                            (533,434)     292,791

Other income (expense):
  Interest income                                           9,535        5,450
  Interest expense                                         (2,427)     (51,268)
  Interest expense-affiliate                              ---           (2,606)
  Other income (expense), net                             (12,416)     268,898
                                                      ------------ ------------
Net other income (expense)                                 (5,308)     220,474
                                                      ------------ ------------
Net income (loss) before income taxes                    (538,742)     513,265
Income tax benefit                                       ---         2,220,000
                                                      ------------ ------------
Net income (loss)                                        (538,742)   2,733,265
Net loss per weighted average common share                         ============
  outstanding                                               (0.02)
                                                      ============
Weighted average common shares outstanding             27,231,190
                                                      ============
Net income per common and common
   equivalent share:
  Primary                                                                 0.10
                                                                   ============
  Fully diluted                                                           0.09
                                                                   ============
Common and common equivalent shares:
  Primary                                                           28,562,434
                                                                   ============
  Fully diluted                                                     28,789,471
                                                                   ============
 See accompanying notes to unaudited interim consolidated financial statements.

TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31,
 1995 AND 1994 (UNAUDITED)
                                                      1995         1994
                                                      (restated)
                                                      ------------ ------------
Product sales                                           6,962,295    4,238,245
Service revenue                                         2,831,216    3,425,626
Other                                                    ---            29,643
                                                      ------------ ------------
  Net sales                                             9,793,511    7,693,514
                                                      ------------ ------------
Cost of product sales                                   4,309,734    2,462,602
Cost of services                                        2,410,712    2,383,006
Other                                                    ---             9,770
                                                      ------------ ------------
  Cost of sales                                         6,720,446    4,855,378
                                                      ------------ ------------
Gross profit                                            3,073,065    2,838,136

Expenses:
  General and administrative                            2,664,027    1,399,036
  Selling and marketing                                   801,029      536,593
  Professional fees                                       170,769      217,020
  Depreciation and amortization                           284,738       57,831
  Research and development                                 19,978       59,154
                                                      ------------ ------------
Total expenses                                          3,940,541    2,269,634
                                                      ------------ ------------
Income (loss) from operations                            (867,476)     568,502

Other income (expense):
  Interest income                                          27,657        8,320
  Interest expense                                         (2,427)     (72,309)
  Interest expense-affiliate                              ---           (8,004)
  Other income (loss), net                                (16,047)     267,921
                                                      ------------ ------------
Net other income (expense)                                  9,183      195,928
                                                      ------------ ------------
Net income (loss) before income taxes                    (858,293)     764,430

Income tax benefit                                       ---         2,220,000
                                                      ------------ ------------
Net income (loss)                                        (858,293)   2,984,430
Net loss per weighted average common share            ============ ============
  outstanding                                               (0.03)
                                                      ============
Weighted average common shares outstanding             27,163,209
                                                      ============
Net income per common and common
   equivalent share:
  Primary                                                                 0.11
                                                                   ============
  Fully diluted                                                           0.10
Common and common equivalent shares:                               ============
  Primary                                                           27,894,892
                                                                   ============
  Fully diluted                                                     28,516,361
                                                                   ============
 See accompanying notes to unaudited interim consolidated financial statements.


TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31,
 1995 AND 1994 (UNAUDITED)

                                                          1995         1994
                                                      (restated)
OPERATING ACTIVITIES:                                 ------------ ------------
    Net income (loss)                                    (858,293)   2,984,430
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Depreciation and amortization                         588,009      377,084
    Discount amortization                                ---            52,052
    Amortization of deferred officers' compensation      ---            13,950
    Disposal of equipment                                  29,233       33,446
    Deferred income taxes                                ---        (2,220,000)
    Advances to officers                                  (45,765)     (50,300)
    Repayments from officer                                40,000     ---
    Decrease (increase)  in accounts receivable, net      899,208   (1,182,283)
    Increase in inventories                              (320,383)    (189,768)
    Increase in prepaid expenses                         (145,845)     (85,062)
    Decrease (increase) in other assets                   132,966     (175,607)
    Increase (decrease) in accounts payable and                              0
      accrued liabilities                                 244,651     (274,791)
                                                      ------------ ------------
Net cash provided by (used in) operating activities       563,781     (716,849)

INVESTING ACTIVITIES:
    Purchases of property and equipment, net           (1,196,864)    (786,651)
    Additions to patent costs                             (28,970)     (57,100)
    Increase in other assets                             (650,000)        ---
    Purchase of businesses, net                           ---         (131,889)
                                                      ------------ ------------
Net cash used in investing activities                  (1,875,834)    (975,640)

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net               798,860    3,862,246
    Proceeds from borrowings                            1,300,000      600,000
    Repayments of borrowings                             (888,042)  (1,622,751)
                                                      ------------ ------------
Net cash provided by financing activities               1,210,818    2,839,495
                                                      ------------ ------------
Net increase (decrease) in cash and cash equivalents     (101,235)   1,147,006
Cash and cash equivalents at beginning of period        1,429,362      362,351
                                                      ------------ ------------
Cash and cash equivalents at end of period              1,328,127    1,509,357
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

2.   INVENTORIES

     Inventories consisted of the following:

                               March 31      September 30
                                 1995           1994

          Raw materials       $  421,909     $  292,211
          Finished goods         254,972         64,287
                              $  676,881     $  356,498


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

4. CORRECTION OF REVENUE RECOGNITION PROCEDURES FOR THE COMPANY'S OIL ANALYSIS SEGMENT

     Effective April 1, 1995, the Company changed its method of revenue recognition for its oil analysis test kits (oil analysis service segment). Previously, the Company recorded revenue from the advance billing of unprocessed test kits mailed to customers to collect oil samples. After April 1, 1995, the Company began correctly recognizing revenue at the time the oil analysis is rendered.

     Through the use of computer modeling techniques, creation of a new software program to track test kits by identification numbers, and based on an analytic review of the activity of major customers, the Company has determined that retroactive application of this revised method to correct the accounting error from using

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4. CORRECTION OF REVENUE RECOGNITION PROCEDURES FOR THE COMPANY'S OIL ANALYSIS SEGMENT, CONT'D

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

     Application of the correct method of recording oil service revenue for the period October 1, 1994 through March 31, 1995 results in an increase of approximately $163,631 in revenue and net income of .01 per share over the previous method. This increase is included in the year to date revenue and income for the six month period in the accompanying financial statements for the period ended March 31, 1995. Approximately $85,088 and .00 per share of the total increase in revenue occurred in the Company's current reporting period from January 1, 1995 to March 31, 1995, and is reflected in the accompanying financial statements for the quarter ended March 31, 1995.

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

     The Company has recorded a deferred income tax benefit and related deferred income tax asset based on the pre-tax loss in the first six months of fiscal 1995. A valuation allowance in the same amount has been established since the Company's assessment of future taxable income is unchanged from September 30, 1994. The income tax benefit in the consolidated statement of operations for the six months ended March 31, 1995 consists primarily of a reduction in the valuation allowance established upon adoption of SFAS No. 109 of $2,209,874 and was based on expectations of future taxable income. The Company estimates future taxable income by projecting the results of its business activities based on known factors existing at the current date.

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

     On May 10, 1995, the Company entered into an agreement with Adrenaline, Inc. ("Adrenaline"), the original inventor of the Engine Fuel Economy Emission Control Reduction System ("EFECS") technology, to sell the proprietary technology back to Adrenaline. Under the terms of the agreement, the Company assigned its interest in this technology in return for future royalties. Beginning in December 31, 1996, the Company will receive an annual royalty equal to the greater of (i) $50,000, or (ii) an amount based upon royalties received from sublicensing and a percentage of Adrenaline's net sales derived from the technology. After the Company receives $400,000 in cumulative royalty payments, the Company will receive (i) 25% of any royalty income received by Adrenaline from sublicensing and (ii) 2% of Adrenaline's net sales of the technology. This technology is currently being tested by a major automotive company, and the Company believes that this technology is viable.


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


                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D


     Prepaid expenses increased $111,950 primarily due to the First Union Bank loan commitment fees of $104,565 which were capitalized and are being amortized over the term of the loan.

     Other assets increased $651,644 which is due to a deposit of $650,000 which is being held by TJA for security under the agreement between the Company and TJA.

RESULTS OF OPERATIONS

     Net sales increased 32.1% and 27.3% for the three and six months ended March 31, 1995 compared to the same periods ended March 31, 1994, respectively. This increase represents record sales for the Company, which is primarily due to the strong growth in revenue from OHSS whose sales have increased over 60% for the six months ended March 31, 1995 compared to the same period ended March 31, 1994. UTG's sales volume reflected a continuing decline due to the loss of accounts caused by competitive pricing and the Company's withdrawal from the aircraft oil analysis business. A decision was made to withdraw from the aviation oil analysis business in January 1994 in order to reduce potential liability. As new business comes on line, UTG's sales volumes are expected to stabilize at a level comparable to the quarter ended March 31, 1995.

     The overall gross profit margin decreased to 31.4% for the six months ended March 31, 1995 from 36.9% for the same period ended March 31, 1994. The decrease was due to a significant decrease in revenue in UTG which was not offset by a decrease in cost of services as the majority of costs of services are fixed. Also, the gross profit on product sales declined slightly from 41.9% to 38.1% in the six months ended March 31, 1995 compared to the same period ended March 31, 1994 due to the various selling prices and costs of the component parts of new products introduced for the new model year for the OHSS speakers.

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

     Income tax, see Note 5. Income Taxes of Notes to Unaudited Interim Consolidated Financial Statements for a discussion of income taxes.

     Net Income (loss) before income taxes. The reasons for the $858,293 pretax loss for the six months ended March 31, 1995 versus a $764,430 pretax income for the same period in the preceding year are mainly due to the continued expansion of OSA and the decreased profitability at UTG as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operating activities during the first six months
of  the  current fiscal  year  totalled $563,781.    This is  due  to the  early
collection of accounts receivable as discussed above.  Net  cash used  in
investing activities  was  ($1,875,834).   The  Companyinvested $1,196,864  for
capital assets of which approximately $607,000 were capital assets used in the OSA operation which is in line with prior investment planning for OSA needs. Also, a deposit of $650,000 was made to TJA and is being held for
security under  the agreement between  the Company and TJA.   At this time,
the Company cannot determine  the number of OSA units  which will be deployed
in fiscal  1995.   At  March 31,  1995,  the Company  has no  material
commitments to purchase capital assets except the OSA requirements which cannot be determined at this time.

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


                          PART II - OTHER INFORMATION

    ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On March 15th, the shareholder's approved the following at the Annual Shareholder's Meeting:


                                                                       Broker
                                 For        Against    Abstentions   Non-Votes

oElected the members to
the board of directors of
the Company to serve until
the Company's next annual    21,383,299    131,651       73,265         0
meeting                      %    78.54        .48          .27
oRatified the appointment
of Arthur Andersen LLP as
independent auditors for
the fiscal year ended        21,376,930    105,437      105,848         0
September 30, 1995           %    78.52        .38          .39
oApproved the transaction
of other lawful business
that may properly come       20,726,391    436,871      424,953         0
before the meeting.          %    76.12        1.61        1.56

Total shares voted:    21,588,215  79.29%







                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q




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