Form 10-K/A
period 1994-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1995-09-28
CIK 800055

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                              FORM 10-K/A NO. 3

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

   Following the acquisitions, Mr. Joyce, the former president of SMI, was retained by the Company to be the Chairman of UTG. He later was placed in
charge of the Company's new  program to  develop  the OSA.   Company  management
subsequently determined that UTG  had no experienced operations management since
Mr. Joyce's departure.   As the  difficulties in consolidation became  apparent,
the Company addressed the problems by causing its then Chief Financial Officer, James P. Samuels, to become President of UTG and be responsible for UTG's operations. Among other things, Mr. Samuels had extensive experience in operations prior to joining the Company. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) Mr. Samuels was replaced as Chief Financial Officer on June 30, 1995 and
resigned as President of UTG and an employee of  the Company  in August.   UTG
intends  to replace  Mr. Samuels  by recruiting a General Manager.

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

ITEM 1.  BUSINESS, (CONTINUED)

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


ITEM 1.  BUSINESS, (CONTINUED)

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

   As of this date, the Company has not been granted a patent. Patent application began in 1991 incorporating the proprietary information learned during the research and development process. The application was recently
denied and an appeal filed.   In addition to seeking to protect the technology,
the Company requests interested potential users, sub-licensees, or other outside third parties to sign confidentiality and non-compete agreements whenever possible. As part of the licensing agreement with M.I.T., the Company has agreed to assign any patents issued to M.I.T. in exchange for the exclusive license back to TSI from M.I.T. to those patents, including the ability to sub-license same for the entire


ITEM 1.  BUSINESS, (CONTINUED)

life of the patent. In addition, the agreement provides that M.I.T. will support patent infringement actions and, with permission, will allow the use of the respected and world-renowned M.I.T. name in association with the technology.


The Company believes that the substantial expense, time frame and highly technical nature of the research and development required to develop a seat motion technology may inhibit competition. The Company also believes that it has a competitive advantage by having an experienced engineering team capable of immediately providing the complex, advanced engineering support essential to apply the technology into vehicles. In the opinion of the Company's engineering team, seat manufacturers and automakers do not normally employ the technical expertise required to develop the ARCS technology. It is common in the automotive industry to purchase from outside sources advanced technologies that manufacturers require rather than invest their own financial resources in a costly research and development effort. This is particularly true when a technology helps a manufacturer meet a legislated or popularly demanded need.

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

During 1993, the Company refined its technology and with its industry partner, Integram, developed a pre-production type seat. The Company, in October 1993, tested the pre-production type mechanism in a preliminary test at the sled-testing facilities of Allied Signal. The results showed that the prototype seat exceeded safety criteria. In December 1993, in-house sled tests were conducted by the Detroit automaker in their test facility, using an Allied supplied airbag and the Integram pre-production mechanism. The results were very favorable.

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



ITEM 1.  BUSINESS, (CONTINUED)

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



ITEM 1.  BUSINESS, (CONTINUED)


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

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (CONTINUED)

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

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993, DECEMBER 31, 1991 AND 1990 AND AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1992

Balance Sheet Data:     1994        1993       1992       1991       1990
Current Assets    $5,759,900  $2,367,983  $1,537,877  $1,508,460 $2,211,605
Total Asset       18,479,955  10,842,168   2,353,657   2,085,738  2,876,474
Current
  Liabilities      2,975,785   2,534,987     515,997     608,368    446,400
Long-term Debt             -     458,368           -           -          -
Total Liabilities  2,975,785   2,993,355     515,997     608,368    446,400
Stockholders'
  Equity          15,504,170   7,848,813   1,837,660   1,477,370  2,430,074
Net Tangible
  Book Value*      7,341,098     737,072    ,515,477   1,108,959  2,059,307
Net Tangible
  Book Value
  Per Share              .27         .03         .08         .07        .13
STATEMENT OF OPERATIONS:
Net Sales        $15,137,862  $3,881,805  $1,826,623  $1,397,890   $606,480
Net Income
  (Loss)**         2,014,577 (3,610,226) (2,118,154) (1,482,418) (1,713,394)
Net Income per
 Common and Common
 Equivalent Share:
   Primary               .07           -           -           -          -
   Fully Diluted         .07           -           -           -          -
 Common and Common
 Equivalent Shares
   Outstanding:
   Primary        28,381,211           -           -           -          -
   Fully Diluted  28,728,488           -           -           -          -
Net Loss per
  Weighted Average
  Common Share             -       (.18)       (.12)       (.09)      (.11)
Weighted Average
  Common Shares
  Outstanding              -  19,613,887  17,518,810  15,920,784 15,645,473
Declared Cash Dividends
 Per Common Share          -           -           -           -          -
*Net tangible book value equals total assets minus total liabilities and intangible assets.
**The 1994 net income of $2,014,577 includes an income tax benefit of $2,270,000, resulting primarily from a reduction in the valuation allowance against deferred income tax assets.

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

1994 COMPARED TO 1993
Net Sales increased 290% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due to revenue generated from the new Oil Analysis Group for a full fiscal year in 1994(only 2 1/2 months of revenue for fiscal year 1993) and the increased sales volume of the OHSS due to a new purchase order from Chrysler for the Jeep(R) Cherokee. The Company began shipping these OHSS units in September 1993. There were no significant price increases in fiscal 1994.

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

   Also, UTG's loss of business from existing customers was caused for the most part by the normal bidding process which occurs every two to three years
with major  oil  companies.   In  this  bidding  process,  UTG  was  outbid  by
other competitors.   In addition,  UTG lost  business from  existing customers
due to service problems which arose in connection with its 1993 oil analysis acquisitions and the consolidation of two distinct operations. The Company has responded to these consolidation problems and recently implemented a program to reduce expenditures commensurate with the current level of business. (See Item.1 Business - Products and Technologies)

General and administrative expenses increased 32.3% for the year ended September 30, 1994 compared to the year ended September 30, 1993. The increase is due to additional expenses incurred related to incentive payments of $151,378 on an employment contract and the termination of the former President of UTG whose severance compensation totaled $321,313. (See Item 8. Financial Statements and Supplementary Data, Note 13. Related Party Transactions).

Selling and marketing expense increased 104.4% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due primarily to the addition of the oil analysis laboratories and customer service
function during  late fiscal  1993.   In fiscal  year 1993,  there was  only
21/2 months of selling and marketing expenses.

Professional fees increased by 80.1% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due to the rapid growth and complexity of the Company's operations, additional professional services were utilized in the areas of banking negotiations, personnel and human resource matters. Additionally, only 21/2 months of UTG operations were included in fiscal 1993. This increase is also due in part to a legal suit regarding the defense of the UTG operation against an aviation claim which was settled in September 1994 with the Company being released in exchange for payment of a nominal sum.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

Depreciation and amortization increased 73.1% for the year ended September 30, 1994 compared to the year ended September 30, 1993. The increase is primarily due to amortization of intangible assets relating to businesses acquired and the capitalized database (See Item 8. Financial Statements and Supplementary Data,
Note 8. Intangible Assets). The current year reflects a full year of expense whereas the prior year reflects 21/2 months amortization of the database and no amortization expense relating to intangible assets of the businesses acquired.

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

   Other income increased significantly for the year ended September 30, 1994 compared to the year ended September 30, 1993 due to a refund of $278,000 which had been written off in 1993. In fiscal year 1993, the Company paid $278,000 in loan fees to a third party relating to the establishment of a line of credit. After working with this organization for over 90 days, the Company found that they were not licensed by Florida as a loan broker and the third party's liquidity was questionable. The Company was uncertain at the end of fiscal year 1993 as to the recovery of the loan fees advanced to the third party and commenced litigation against that party. At September 30, 1993, due to concerns over the recoverability of loan fees advanced, the $278,000 was written off. Five months later, in fiscal 1994, the Company filed a lawsuit against the entity in which it made the payment and recovered the entire amount of $278,000, at which time the Company recorded the recovery as other income.

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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

      The Company has reflected in the accompanying financial statements for fiscal 1994 a tax benefit of $2,270,000 which largely consists of a reduction in the valuation allowance that was established upon adoption of SFAS No. 109 of $2,209,874. This reduction is based on expectations of future taxable income. The Company estimates future taxable income by projecting the results of its business activities based on known factors existing at the current date.
      The Company's estimate of future taxable income changed from the beginning of fiscal 1994 due to:

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

Following is a summary of the Company's pretax book losses and taxable losses for the last five years.

                 1994       1993         1992         1991        1990
Pretax book
  loss       $(255,423) $(3,610,226) $(2,118,154) $(1,482,418) $(1,713,394)
Taxable loss  $(67,200) $(3,920,523) $(2,144,267) $(1,432,117) $(1,780,355)

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

   Other expense increased $305,906 for the year ended September 30, 1993 compared to the nine months ended September 30, 1992 due to a $250,000 payment of loan fees to a third party to establish a line of credit which was deemed to be unrealizable and, therefore, was written off. Also, $28,000 of loan fees were abandoned with regard to funding on a conventional loan. It was deemed not in the best interests of the Company to continue on the terms and conditions of this funding.

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

LIQUIDITY AND CAPITAL RESOURCES



   Net  cash flows  used in  operations  during the  current  fiscal year
totalled $(1,369,180).    Accounts  receivable  increased  $2,143,976  primarily
due to increased OHSS sales to Chrysler.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

   Net cash used in investing activities was $(1,569,896) of which approximately $96,324 was used for the acquisition of Pro-Tech, Inc. (See
Item 8. Financial Statements and Supplementary Data,  Notes 2 and 3 Acquisitions
and Statements of Cash  Flows, respectively.)   Additionally, for the fiscal
year ended September 30, 1994 $1,335,484 was expended for capital assets.

Net cash provided by financing activities was $4,006,087 which included sales of 2,311,100 shares of common stock through two private placements (550,000 shares at $1.75 per share) and the exercise of stock options and warrants (exercise prices ranged from $.28125 to $6.00) and in total generated approximately $5,237,858 in gross proceeds. For the year ended September 30, 1994, the Company made repayment on notes of $1,728,242. During fiscal 1994, the Company paid off all debt due from the acquisition of SMI with the exception of
approximately $88,000, which was subsequently repaid  by November 1994.   Also,
in the year ended September 30, 1994, the Company utilized their line of credit with Comerica Bank and borrowed $600,000 (December 1993) which was subsequently repaid in full.

The Company is confident based on the cash flow from existing purchase orders from Chrysler and the availability of its $500,000 working capital credit line that all short-term liquidity needs can be met therefrom.

   The Company has obtained a $4,500,000 line of credit ("OSA Line") from the First Union National Bank to finance future orders of OSAs (See Item 8. Financial Statements and Supplementary Data, Note 22. Subsequent Events.) As part of the First Union National Bank loan agreement, the Company is required to pay $1.9 million to Thermo Jarrell Ash before First Union National Bank is required to fund any of the OSA Line. The Company has funded $1,241,000 to present, and intends to fund the difference through a convertible debenture with Ganz Capital Management. This convertible debenture will be for $3 million, with a five-year term, 9% rate of interest and convertible after one year to Top Source echnologies common stock at $10 per share. If OSA orders require the Company to obtain additional financing, the Company believes that
adequate additional financing sources will  be available.   The Company
anticipates that cash flow from operations will meet its remaining long-term liquidity needs.

INFLATION

The impact of inflation has become less significant with dormant inflation rates in recent years. The Company believes inflation has not had a material effect on the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                                    PAGE

Report of Independent Certified Public Accountants  . . . . . . . . . . . . . 18

Consolidated Balance Sheets as of September 30, 1994 and 1993 . . . . . . . . 19

Consolidated  Statements of Operations  for the Years Ended  September 30, 1994,
1993 and the Nine Months Ended September 30, 1992  . . . . . . . . . . . . . .20

Consolidated  Statements of Stockholders' Equity  for the  Years Ended
September 30, 1994, 1993 and the Nine Months Ended September 30, 1992  . . .  21

Consolidated Statements  of Cash Flows for  the Years Ended September
30, 1994, 1993 and the the Nine Months Ended September 30, 1992  . . . . . . .22

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . 23





                        TOP SOURCE TECHNOLOGIES, INC.
                           Annual Report on Form 10-K

                           REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS



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

                                                             ARTHUR ANDERSEN LLP
Fort Lauderdale, Florida,
   December 28,  1994. (except with respect  to the  matter discussed  in Note
22. paragraph 2, as to which the date is June 9, 1995.)

TOP SOURCE TECHNOLOGIES, INC.
Annual Report on Form 10-K

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1994 AND 1993
                                                       1994       1993
                                                     =======================
ASSETS                                                (restated)
Current Assets:
  Cash and cash equivalents                            1,429,362     362,351
  Accounts receivable (net of allowance of $150,000
  and $13,145 in 1994 and 1993, respectively)          3,363,560   1,564,923
  Advance to officer                                      40,000        ---
  Inventories                                            356,498     263,524
  Prepaid expenses                                       307,605      99,336
  Other                                                  262,875      77,849
                                                     -----------------------
Total current assets                                   5,759,900   2,367,983
Property and equipment, net                            2,204,858   1,362,444
Manufacturing and distribution rights and
  patents, net                                           376,799     286,822
Capitalized database, net                              2,916,527   3,127,360
Intangible assets relating to businesses
  acquired, net                                        4,869,746   3,697,559
Deferred income tax assets, net                        2,270,000       ---
Other assets, net                                         82,125       ---
                                                     -----------------------
TOTAL ASSETS                                          18,479,955  10,842,168
                                                     =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     1,605,322   1,106,796
  Accrued liabilities                                    657,779     513,076
  Deferred service revenue                               624,642     209,251
  Current portion of notes payable                           ---     305,864
  Note payable-affiliate                                  88,042     400,000
                                                     -----------------------
Total current liabilities                              2,975,785   2,534,987
Notes payable, net of current portion                        ---      22,776
Notes payable-affiliate                                      ---     435,592
                                                     -----------------------
Total liabilities                                      2,975,785   2,993,355
                                                     -----------------------
Commitments and contingencies (Notes 7,10, and 13)

Stockholders' equity:
  Preferred stock-$.10 par value, 5,000,000 shares
   authorized; none outstanding                              ---        ---
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 26,716,395 and 24,330,899 shares
   issued in 1994 and 1993, respectively                  26,716      24,331
  Additional paid-in capital                          25,214,445  19,590,000
  Accumulated deficit                                 (9,605,206)(11,619,783)
  Deferred officers' compensation                            ---     (13,950)
  Treasury stock-at cost; 87,534 shares                 (131,785)   (131,785)
                                                      ----------------------
Total stockholders' equity                            15,504,170   7,848,813
                                                     -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            18,479,955  10,842,168
                                                     =======================

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



TOP SOURCE TECHNOLOGIES, INC.
Annual Report on Form 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993 AND NINE MONTHS ENDED SEPTEMBER 30, 1992
                                            1994       1993       1992
                                           ---------------------------------
Product sales                               9,203,938  2,423,488   1,706,183
Service revenue                             5,878,281  1,345,465       ---
Other                                          55,643    112,852     120,440
                                           ---------------------------------
  Net sales                                15,137,862  3,881,805   1,826,623

Cost of product sales                       5,596,167  2,080,400   1,237,458
Cost of services                            4,593,539  1,018,466       ---
Other                                          10,151     63,796       ---
                                           ---------------------------------
  Cost of sales                            10,199,857  3,162,662   1,237,458
                                           ---------------------------------
Gross profit                                4,938,005    719,143     589,165
Expenses:
  General and administrative                3,227,761  2,440,392   1,875,383
  Selling and marketing                     1,075,076    525,883     301,795
  Professional fees                           371,323    206,184     308,454
  Depreciation and amortization               484,809    279,994     147,823
  Research and development                    265,330    154,643     111,102
  Restructuring expense                         ---      310,036      ---
                                           ---------------------------------
Total expenses                              5,424,299  3,917,132   2,744,557
                                           ---------------------------------
Loss from operations                         (486,294)(3,197,989) (2,155,392)
Other income (expense):
  Interest income                              42,219      13,367     39,434
  Interest expense                            (68,305)    (79,361)        (9)
  Interest expense-affiliate                  (11,066)    (38,150)      ---
  Other income (expense)                      268,023    (308,093)    (2,187)
                                           ---------------------------------
Net other income (expense)                    230,871    (412,237)    37,238
                                          ----------------------------------
Net loss  before income taxes                (255,423) (3,610,226)(2,118,154)
Income tax benefit                          2,270,000       ---       ---
                                           ---------------------------------
Net income (loss)                           2,014,577  (3,610,226)(2,118,154)
                                           =================================
Net income per common and common
   equivalent share:
  Primary                                       $0.07
                                            ==========
  Fully diluted                                 $0.07
Common and common equivalent shares:       ===========
  Primary                                  28,381,211
                                           ===========
  Fully diluted                            28,728,488
                                           ===========
Net loss per common share outstanding:                    ($0.18)    ($0.12)
                                                     =======================
Common shares                                         19,613,887  17,518,810
                                                     =======================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TOP SOURCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993,
AND THE NINE MONTHS ENDED SEPTEMBER 30, 1992              SHARES       AMOUNT

BALANCE, DECEMBER 31, 1991                               16,823,333     $16,823

Stock subscriptions collected                                 --         --
Exercise of stock options ($.25 to $.5625 per share)        142,136         142
Sale of common stock ($2.50 per share)                      942,000         942
Issuance of common stock for services ($3.25 per share)      25,000          25
Cancellation of shares                                       (1,250)         (1)
Purchases of treasury stock from officers,  25,872
  shares ($2.56 to $3.94)                                     --         --
Deferred offering costs                                       --         --
Amortization of deferred officers' compensation               --         --
Net loss                                                      --         --
BALANCE, SEPTEMBER 30, 1992                              17,931,219      17,931

Exercise of stock options ($.28125 to $1.25 per share)      467,541         468
Exercise of warrants ($.01 to $1.6875 per share)          1,158,700       1,159
Sale of common stock ($1.27 to $1.50  per share)          4,073,439       4,073
Common stock issued in acquisitions ($2.0625
    to $3.375 per share)                                    700,000         700
Write-off of deferred offering costs                        --           --
Amortization of deferred officers' compensation             --           --
Net loss                                                    --           --
BALANCE, SEPTEMBER 30, 1993                              24,330,899      24,331

Exercise of stock options ($.28125 to $6.00 per share)      708,800         709
Exercise of warrants ($1.00 to $3.00 per share)           1,052,300       1,052
Sale of common stock ($1.75 per share)                      550,000         550
Common stock issued in acquisition ($6.62 per share)         74,396          74
Amortization of deferred officers' compensation             --           --
Net income                                                  --           --
BALANCE, SEPTEMBER 30, 1994                              26,716,395     $26,716

(Continued)
                                                        ADDITIONAL
                                                         PAID-IN    ACCUMULATED
                                                          CAPITAL     DEFICIT

BALANCE, DECEMBER 31, 1991                               $7,714,465 ($5,891,403)

Stock subscriptions collected                               --           --
Exercise of stock options ($.25 to $.5625 per share)         38,806      --
Sale of common stock ($2.50 per share)                    2,187,658      --
Issuance of common stock for services ($3.25 per share)      81,225      --

Cancellation of shares                                            1      --
Purchases of treasury stock from officers,  25,872
  shares ($2.56 to $3.94)                                   --           --
Deferred offering costs                                     --           --
Amortization of deferred officers' compensation             --           --
Net loss                                                    --       (2,118,154)
BALANCE, SEPTEMBER 30, 1992                              10,022,155  (8,009,557)

Exercise of stock options ($.28125 to $1.25 per share)      458,791      --
Exercise of warrants ($.01 to $1.6875 per share)          1,618,169      --
Sale of common stock ($1.27 to $1.50  per share)          5,260,335      --
Common stock issued in acquisitions ($2.0625
    to $3.375 per share)                                  2,230,550      --
Write-off of deferred offering costs                        --           --
Amortization of deferred officers' compensation             --           --
Net loss                                                    --       (3,610,226)
BALANCE, SEPTEMBER 30, 1993                              19,590,000 (11,619,783)

Exercise of stock options ($.28125 to $6.00 per share)    1,275,722      --
Exercise of warrants ($1.00 to $3.00 per share)           2,894,346      --
Sale of common stock ($1.75 per share)                      961,950      --
Common stock issued in acquisition ($6.62 per share)        492,427      --
Amortization of deferred officers' compensation             --           --
Net income                                                  --        2,014,577
BALANCE, SEPTEMBER 30, 1994                             $25,214,445 ($9,605,206)

(Continued)
                                                         DEFERRED
                                                         OFFICERS'    TREASURY
                                                       COMPENSATION    STOCK

BALANCE, DECEMBER 31, 1991                                 ($57,497)   ($50,018)

Stock subscriptions collected                               --           --
Exercise of stock options ($.25 to $.5625 per share)        --           --
Sale of common stock ($2.50 per share)                      --           --
Issuance of common stock for services ($3.25 per share)     --           --
Cancellation of shares                                      --           --
Purchases of treasury stock from officers,  25,872          --          (81,767)
  shares ($2.56 to $3.94)
Deferred offering costs                                     --           --
Amortization of deferred officers' compensation              18,663      --
Net loss                                                    --           --
BALANCE, SEPTEMBER 30, 1992                                 (38,834)   (131,785)

Exercise of stock options ($.28125 to $1.25 per share)      --           --
Exercise of warrants ($.01 to $1.6875 per share)            --           --
Sale of common stock ($1.27 to $1.50  per share)            --           --
Common stock issued in acquisitions ($2.0625                --           --
    to $3.375 per share)
Write-off of deferred offering costs                        --           --
Amortization of deferred officers' compensation              24,884      --
Net loss                                                    --           --
BALANCE, SEPTEMBER 30, 1993                                 (13,950)   (131,785)

Exercise of stock options ($.28125 to $6.00 per share)      --           --
Exercise of warrants ($1.00 to $3.00 per share)             --           --
Sale of common stock ($1.75 per share)                      --           --
Common stock issued in acquisition ($6.62 per share)        --           --
Amortization of deferred officers' compensation              13,950      --
Net income                                                  --           --
BALANCE, SEPTEMBER 30, 1994                                      $0   ($131,785)

(Continued)
                                                         DEFERRED      STOCK
                                                         OFFERING  SUBSCRIPTIONS
                                                           COSTS     RECEIVABLE
BALANCE, DECEMBER 31, 1991                                  --        ($255,000)

Stock subscriptions collected                               --          255,000
Exercise of stock options ($.25 to $.5625 per share)        --            --
Sale of common stock ($2.50 per share)                      --            --
Issuance of common stock for services ($3.25 per share)     --            --
Cancellation of shares                                      --            --
Purchases of treasury stock from officers,  25,872                        --
  shares ($2.56 to $3.94)                                   --            --
Deferred offering costs                                     (22,250)      --
Amortization of deferred officers' compensation             --            --
Net loss                                                    --            --
BALANCE, SEPTEMBER 30, 1992                                 (22,250)      --

Exercise of stock options ($.28125 to $1.25 per share)      --            --
Exercise of warrants ($.01 to $1.6875 per share)            --            --
Sale of common stock ($1.27 to $1.50  per share)            --            --
Common stock issued in acquisitions ($2.0625
    to $3.375 per share)                                    --            --
Write-off of deferred offering costs                         22,250       --
Amortization of deferred officers' compensation             --            --
Net loss                                                    --            --
BALANCE, SEPTEMBER 30, 1993                                 --            --

Exercise of stock options ($.28125 to $6.00 per share)      --            --
Exercise of warrants ($1.00 to $3.00 per share)             --            --
Sale of common stock ($1.75 per share)                      --            --
Common stock issued in acquisition ($6.62 per share)        --            --
Amortization of deferred officers' compensation             --            --
Net income                                                  --            --
BALANCE, SEPTEMBER 30, 1994                                      $0          $0

(continued)
                                                           TOTAL
                                                       STOCKHOLDERS'
                                                          EQUITY

BALANCE, DECEMBER 31, 1991                               $1,477,370

Stock subscriptions collected                               255,000
Exercise of stock options ($.25 to $.5625 per share)         38,948
Sale of common stock ($2.50 per share)                    2,188,600
Issuance of common stock for services ($3.25 per share)      81,250
Cancellation of shares                                      --
Purchases of treasury stock from officers,  25,872
  shares ($2.56 to $3.94)                                   (81,767)
Deferred offering costs                                     (22,250)
Amortization of deferred officers' compensation              18,663
Net loss                                                 (2,118,154)
BALANCE, SEPTEMBER 30, 1992                               1,837,660

Exercise of stock options ($.28125 to $1.25 per share)      459,259
Exercise of warrants ($.01 to $1.6875 per share)          1,619,328
Sale of common stock ($1.27 to $1.50  per share)          5,264,408
Common stock issued in acquisitions ($2.0625
    to $3.375 per share)                                  2,231,250
Write-off of deferred offering costs                         22,250
Amortization of deferred officers' compensation              24,884
Net loss                                                 (3,610,226)
BALANCE, SEPTEMBER 30, 1993                               7,848,813

Exercise of stock options ($.28125 to $6.00 per share)    1,276,431
Exercise of warrants ($1.00 to $3.00 per share)           2,895,398
Sale of common stock ($1.75 per share)                      962,500
Common stock issued in acquisition ($6.62 per share)        492,501
Amortization of deferred officers' compensation              13,950
Net income                                                2,014,577
BALANCE, SEPTEMBER 30, 1994                             $15,504,170

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993 AND NINE MONTHS ENDED SEPTEMBER 30, 1992

                                                1994       1993       1992
OPERATING ACTIVITIES:                      ---------------------------------
    Net income (loss)                       2,014,577 (3,610,226)(2,118,154)
    Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
    Depreciation and amortization             875,393    343,835     185,786
    Discount amortization                      52,052     44,044       ---
    Amortization of deferred officers'
     compensation                              13,950     24,884      18,663
    Write-off of obsolete equipment and
     inventory                                 45,151    349,318      15,188
    Write-off of deferred offering costs and
     patents                                     ---      22,250      50,734
    Provision for doubtful accounts           136,855       ---        ---
    Deferred income taxes                     (33,126)      ---        ---
    Increase in deferred tax assets, net   (2,236,874)      ---        ---
    Advances to officers                     (140,000)      ---        ---
    Repayments from officers                  100,000       ---        ---
    Increase  in accounts receivable       (2,143,976)  (831,478)   (78,152)
    Increase in inventories                   (92,974)  (249,032)  (232,272)
    Decrease (increase) in prepaid expense   (208,269)    25,285    (87,601)
    Decrease (increase) in other assets      (270,776)    54,138     (4,464)
    Increase (decrease) in accounts payabl    498,526    561,766    (59,239)
    Increase (decrease) in accrued
     liabilities                               20,311    331,213      48,118
                                          ----------------------------------
Net cash used in operating activities      (1,369,180)(2,934,003)(2,261,393)

INVESTING ACTIVITIES:
    Purchases of property and
    equipment, net                          (1,335,484)  (617,257) (396,303)
    Additions to patent costs                 (138,088)    (6,225)  (36,800)
    Purchase of businesses, net                (96,324)(3,835,260)      ---
    Decrease (increase) in other assets           ---       57,107  (57,107)
                                           ---------------------------------
Net cash used in investing activities       (1,569,896)(4,401,635) (490,210)

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net   5,237,858 7,935,763  2,393,948
    Commissions/expenses on stock sales       (103,529)  (632,614) (166,400)
    Payment of deferred offering costs           ---        ---     (22,250)
    Collection of stock subscriptions
     receivables                                 ---        ---      255,000
    Purchases of treasury stock                  ---        ---     (81,767)
    Proceeds from borrowings                   600,000    500,000      ---
    Repayments of borrowings                (1,728,242)  (633,880)     ---
                                           ---------------------------------
Net cash provided by financing activities   4,006,087  7,169,269   2,378,531
                                           ---------------------------------
Net increase (decrease) in cash and cash
 equivalents                                1,067,011   (166,369)  (373,072)
Cash and cash equivalents at beginning of
 period                                       362,351    528,720     901,792
                                           ---------------------------------
Cash and cash equivalents at end of period  1,429,362    362,351     528,720
                                           =================================

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

   REVENUE RECOGNITION - The Company recognizes revenue from sales of  its
products (Automotive  Technology   segment)  at  the  time  the   products  are
shipped. Subsequent  to September  30 1994,  the Company  changed  its method of revenue recognition for its oil analysis test kits (oil analysis service segment).Previously, the Company recorded revenue from the advance billing of unprocessed test kits mailed to customers to collect oil samples and accrued
an estimated cost amount  for processing such kits.   The new policy requires
the Company to recognize revenue from the performance of its oil analysis services (oil analysis service segment) at the time the service is rendered. Advance billings for oil analysis services are considered deferred revenue until such time as the oil analysis service is rendered.

   Through the use of computer modeling techniques, creation of a new software program to track test kits by identification numbers, and based on an analytic review of the activity of major customers, the Company has determined that retroactive application of this revised method to correct the accounting error from using the previous method from the period October 1, 1993 through September 30, 1994 would have resulted in an immaterial net change in
net income for the period.   In  order to  reflect the  change in  revenue
recognition method, the caption in the liability section of the Company's balance sheet at September 30, 1994 was changed from "Accrued Testing Costs" to "Deferred Service Revenue". Advance billings for oil analysis services will now be considered deferred revenue until such time as the oil analysis is rendered.

INVENTORIES - Inventories are stated at the lower of cost or market and are valued by the first-in, first-out (FIFO) method.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

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

INTANGIBLE ASSETS - Intangible assets primarily consist of the cost of acquired businesses in excess of the fair value of net tangible and identifiable intangible assets acquired (See Note 8.) The cost in excess of the fair value of net tangible and identifiable intangible assets is amortized on a straight-line basis over 40 years. The capitalized database is being amortized over 15 years using the straight-line method. Subsequent to its acquisitions, the Company continually evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance of acquired businesses, specific industry trends and general economic conditions to assess whether the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. If such factors, events or circumstances indicate that intangible assets should be evaluated for possible impairment, the Company will use an estimate of undiscounted cash flow over the remaining lives of the intangible assets in measuring their recoverability.

RESEARCH AND DEVELOPMENT - The costs associated with research and development of products and technologies are expensed as incurred.

QUARTERLY INFORMATION - During the fourth quarter of fiscal 1994, the Company expensed as compensation an amount for the acceleration of option vesting related to an officer's severance agreement and capitalized certain costs related to the On-Site Analyzer (OSA) operation that relate to prior quarters of
fiscal 1994.   The following indicates  the impact on  the fiscal 1994 quarters'
pretax income (loss) of these two items:
                            Q1            Q2            Q3           Q4
Pretax income (loss),
  as reported           $251,265      $513,265     $(482,681)    $(537,272)
  Option Compensation       -        (262,813)          -           262,813
  OSA Capitalized Costs    6,124      (42,418)         57,068      (20,774)
Pretax income (loss),
  as adjusted           $257,389      $208,034     $(425,613)    $(295,233)

2. ACQUISITIONS

In January 1994, the Company  acquired the assets of Pro-Tech Oil Analysis (Pro-
Tech) of Sparks, Nevada. The total purchase price of $589,075 consisted of approximately $96,324 in cash and issuance of 74,396 shares of the Company's common stock which were valued at $6 5/8 per share, the closing market price on the date of the transaction.

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




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACQUISITIONS, (CONTINUED)

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

The unaudited pro forma consolidated results of operations of the Company, as if the PSI and SMI acquisitions had been made at the beginning of each of the two fiscal years in the period ended September 30, 1993 are as follows:
                                            Year Ended    Nine Months
                                              1993         Ended 1992
Net sales                                 $  9,392,146  $   6,446,578
Net loss                                  $(3,292,857)  $ (1,858,742)
Net loss per common share                 $      (.14)  $       (.09)

The Pro-Tech acquisition was not material and therefore is not included in the above table.

3. STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Noncash investing  activities for the years  ended September  30, 1994 and  1993 are:
                                                 1994           1993
Accounts receivable                          $ (208,484)     $ 148,298
Property and equipment                            -            652,115
Capitalized database                              -          3,162,500
Other                                             -            120,100
Intangibles                                    1,337,092     3,697,559
Liabilities assumed                            (539,783)     (878,470)
Issuance of stock in
 connection with the
 acquisitions                                  (492,501)   (2,231,250)
Issuance of notes
 payable in connection
 with the acquisition of SMI                      -          (835,592)
Cash used in acquisitions                   $     96,324   $ 3,835,260


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. STATEMENTS OF CASH FLOWS, (CONTINUED)

The 1994 amounts include the preliminary purchase price allocations for the Pro-Tech acquisition. There were no noncash investing activities during 1992.

There were  no noncash  financing  activities during  1994.   Noncash  financing
activities during 1993 and 1992 consisted of the following:

                                                         1993           1992
Issuance of warrants in connection with notes payable  $ 96,096    $      -
Discount on notes payable in connection with the issuance
  of warrants                                           (96,096)          -
Issuance of common stock for services                      -          81,250
Decrease in accrued royalty settlement                     -         (81,250)
Cash paid                                         $        -      $      -

   4. RESTRICTED CASH

   Restricted cash at September 30, 1994 is comprised of cash held by the Company's group health claims processor for the payment of claims prior to the
termination of the  minimum premium policy.   This amount has been reclassified
to prepaid expenses for the year ended September 30, 1994 as it relates to prepaid claims.

5. INVENTORIES

Inventories consisted of the following at September 30, 1994 and 1993:
                                             1994             1993
Raw materials                              $292,211        $147,684
Finished goods                               64,287         115,840
                                          __________________________
                                           $356,498        $263,524

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1994 and 1993:

                                    Useful
                                 Life (Years)      1994         1993
Equipment                            2-12    $1,142,086   $1,055,424
Computer equipment                   3-4        565,472      174,741
   On-Site Analyzer                  2-5        746,033      246,187
Tooling                                2        231,669      131,918
Furniture and fixtures               3-5        198,079      117,021
Vehicles and delivery equipment        3        107,409       54,498
Leasehold improvements               2-5        107,715       54,103
                                              3,098,463    1,833,892
Less: accumulated depreciation                 (893,605)    (471,448)
                                             $2,204,858   $1,362,444

Depreciation of tooling and production equipment in the amount of $337,380 and $63,841 for the years ended September 30, 1994 and 1993, respectively, has been allocated to cost of product sales as it directly relates to the product sold.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS

Manufacturing and distribution rights and patents consisted of the following at September 30, 1994 and 1993:

                            Useful
                         Life (Years)           1994               1993

Manufacturing rights         13             $  58,438         $   58,438
Distribution rights          13               437,501            437,501
Patents                      10               175,392             37,304
                                          ______________________________
                                              671,331            533,243
Less: accumulated amortization               (294,532)          (246,421)
                                          ______________________________
                                           $  376,799          $ 286,822

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









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 1994 and 1993:
                             Useful
                          Life (Years)           1994               1993
Capitalized database           15             $3,162,500       $3,162,500
Less:  accumulated amortization                 (245,973)         (35,140)
                                              ___________      ___________
                                               $2,916,527      $3,127,360

Intangible assets relating to
  businesses acquired          40              $5,034,651      $3,697,559
Less:  accumulated amortization                  (164,905)          -
                                              ____________     ___________
                                               $4,869,746      $3,697,559

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

9. NOTES PAYABLE

Notes payable at September 30, 1994 and 1993 are as follows:
                                            1994                1993

Secured Promissory Notes - due October
  30, 1994, bearing interest at 9.5%,
  repaid during 1994                     $    -               $282,540
Metro Bank - due October 2, 1996, bearing
  interest at 10%, repaid during 1994         -                 98,152
                                              -                380,692
 Less: Unamortized Discount                   -                (52,052)
 Less: Current portion                        -               (305,864)
Notes payable - long term                $    -               $ 22,776
Note payable - affiliate, payable to
  sellers of SMI, due October
  31, 1994, non-interest bearing         $  88,042           $ 435,592
Note payable - affiliate, payable to
  sellers of SMI, repaid when due,
  October 31, 1993, non-interest bearing $    -               $400,000

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



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. NOTES PAYABLE, (CONTINUED)

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





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The income tax benefit for the year ended September 30, 1994 consists of the following components:

Current:
      Federal                      $(27,000)
      State                                  -
                                     (27,000)
Deferred:
      Federal                        (28,157)
      State                           (4,969)
                                     (33,126)

Reduction in beginning of the year
valuation allowance              (2,209,874)
                                $(2,270,000)


A reconciliation of the federal income tax benefit at the statutory rate to the Company's effective income tax benefit for the year ended September 30, 1994 is as follows:

Income tax benefit at statutory rate      $   (86,844)
State income tax benefit                      (15,325)
Reduction in valuation allowance, net      (2,209,874)
Non-deductible expenses                         33,696
Other                                            8,347
                                          $(2,270,000)


The reduction in the valuation allowance of $2,209,874 was based on expectations of future taxable income. The Company estimates future taxable income by projecting the results of its business activities based on known factors existing at the current date.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. INCOME TAXES, (CONTINUED)

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1994 and October 1, 1993 are as follows:

                                  September 30, 1994       October 1, 1993
Deferred tax assets:
  Net operating losses                   $ 4,784,500           $ 4,760,000
  Expenses for book, not for tax              92,000                59,000
                                           4,876,500             4,819,000
Deferred tax liabilities:
  Capitalized database                    (1,167,000)           (1,265,000)
  Excess book over tax basis of
   acquired property and equipment           (60,000)             (101,000)
  Tax over book depreciation                (129,374)              (57,000)
  Other, primarily deductible intangibles
   amortization                              (86,000)             (22,000)
                                          (1,442,374)          (1,445,000)
  Net deferred tax assets before
   valuation allowance                     3,434,126            3,374,000
Less valuation allowance                  (1,164,126)          (3,374,000)
  Net deferred tax assets                $ 2,270,000         $      -

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









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. INCOME TAXES, (CONTINUED)

                             Year                       Net Operating
                           Expiring                         Loss

                             2001                         $ 124,000
                             2002                           306,000
                             2003                           721,000
                             2004                         1,466,000
                             2005                         1,780,000
                             2006                         1,432,000
                             2007                         2,144,000
                             2008                         3,921,000
                             2009                            67,000
                                                         ___________
                                                        $11,961,000


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



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The 1993 Plan is administered by a committee of two non-employee directors. The committee, subject to certain restrictions in the 1993 Plan, has the authority to (i) determine the employees of the Company and Related Corporations to whom ISOs may be granted, and determine to whom Non-Qualified Options may be granted;
(ii) determine the time or times at which Options may be granted; (iii) determine the exercise price of shares subject to Options; (iv) determine whether Options granted shall be ISOs or Non-Qualified Options; (v) determine the time or times when the Options shall become exercisable, the duration of the exercise period and when the Options shall vest; (vi) determine whether restrictions such restrictions such as repurchase options are to be imposed on shares subject to Options and the nature of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. STOCK AND STOCK OPTION PLANS, (CONTINUED)

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. STOCK OPTIONS AND WARRANTS, (CONTINUED)

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

20. SEGMENT INFORMATION

   The Company currently classifies its operations into the following segments: (1) automotive technology which primarily consists of the Overhead Speaker System, (2) Oil Analysis Service which primarily consists of UTG and OSA operations. Corporate and other includes general corporate assets consisting primarily of cash and cash equivalents, property and
equipment, deferred income tax  assets, and  corporate  expenses.   The material
components of corporate general and administrative expenses are salaries and benefits; travel and entertainment; consulting; and proxy, printing and transfer costs.

   The nature of the expenses listed below are general corporate expenses which cannot be allocated to the operating segments of the Company's
business in a meaningful  manner.   These expenses have  no direct relationship
to any of the operating segments and are being generated by the executive officers of the Company and the corporate accounting, payroll and administrative staffs. For fiscal year 1993, restructuring charges of $310,036 have been included in the Automotive Technology Segment's operating loss.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20. SEGMENT INFORMATION, (CONTINUED)

Financial information about the Company's operations by segments for the years ended September 30, 1994 and 1993 is as follows:
                Automotive      Oil Analysis      Corporate
Revenue:        Technology        Service         and Other    Consolidated
1994            $9,203,938       $5,878,281     $   55,643     $15,137,862
1993             2,423,488        1,345,465        112,852    $  3,881,805
Operating Income
(Loss):
1994             2,821,308         (384,367)    (2,923,235)    $  (486,294)
1993              (833,343)          25,848     (2,390,494)    $(3,197,989)

Depreciation and
Amortization:
1994                66,647          323,314         94,848    $    484,809
1993                80,012           83,205        116,777    $    279,994

Identifiable
Assets:
1994             1,737,336        10,217,289      6,525,330     $18,479,955
1993             1,843,608        8,634,738        363,822     $10,842,168

Capital
Expenditures:
1994               323,723        1,031,169        120,592     $ 1,475,484
1993               269,742          282,170         65,345    $    617,257

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

21. OTHER INCOME

   Included in Other Income in fiscal 1994 is approximately $278,000 related to the recovery of loan fees that had been previously written-off in fiscal 1993.


22. SUBSEQUENT EVENTS

Subsequent to September 30, 1994, the Company entered into a $5,000,000 Loan Agreement with the First Union National Bank of Florida (the "Bank"). The agreement stipulates that $4,500,000 (OSA Line) of the proceeds are to be used for the purchase of certain OSAs. The agreement also indicates that $500,000 will be available for short-term working capital through January 31, 1996. The Bank is not required to fund any part of the OSA Line until such time as the Company has paid to Thermo Jarrell Ash (TJA) $1,900,000 without Bank funding and such OSA units leased to lessees are acceptable to the Bank. The parameters within which the leases would be acceptable to First Union National Bank are that a lease with an acceptable term (twelve months) be entered into and that the lessee be creditworthy. The Company may purchase OSAs with any source of funds (i.e. operations, equity offering, etc.) and in those instances OSAs purchased do not need to be leased to the Company's customers, however, OSA's purchased with proceeds from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22. SUBSEQUENT EVENTS, (CONTINUED)

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

   On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc. ("Ganz") whereby the holders would purchase $3,000,000 in convertible notes from the Company. In June 1995, the Company issued $2,060,000 of nine percent (9%) convertible notes maturing in June 2000. After June 9, 1996, the notes can be prepaid by the Company without penalty, and can be converted by the holders into fully registered shares of the Company's common stock at a conversion price of $10 per share. The Company anticipates issuing the remaining $940,000 in notes and receiving the proceeds by September 30, 1995.


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









ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page
(a)   (1)  FINANCIAL STATEMENTS. See Item 8 of Form 10-K  . . . . . . . .  . .17

(a)   (2)  FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED.
            Schedule VIII - Valuation and Qualifying Accounts . . . . . . . . 39
            Schedule X - Supplementary Income Statement Information . . . . . 39
            All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(a)   (3)  EXHIBITS

           3.0  Amended and Restated Certificate of Incorporation . . . . .  (1)
           3.1  Amendment to Certificate of Incorporation . . . . . . . .   (12)
           3.2  Bylaws of Registrant  . . . . . . . . . . . . . . . . . . .  (2)
           3.3  Amendment to Bylaws of Registrant . . . . . . . . . . . .  .(12)
           3.4  Amendment to the Amended and Restated Certificate of
                Incorporation. . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . .  (14)
           4.0  1990 Stock Plan . . . . . . . . . . . . . . . . . . . . . .  (3)
           4.1  1993 Stock Option Plan  . . . . . . . . . . . . . . . . . .  (4)
          10.0  Employment Agreement Between Registrant and Mr. Stuart Landow(5)
          10.1  Employment Agreement Between Registrant and Mr. James P. Samuels
                                                                             (6)
          10.2  Lease of Office Space -Palm Beach Gardens, Florida (amended)(12)
          10.5  ARCS License Agreement  . . . . . . . . . . . . . . . . . .  (7)
          10.6  EFECS License Agreement . . . . . . . . . . . . . . . . . .  (7)
          10.7  Employment Agreement of Carlton S. Joyce  . . . . . . . . .  (8)
          10.9  Employment Agreement of W. Earl Somerville  . . . . . . . .  (4)
          10.10 Stock Purchase Agreement  . . . . . . . . . . . . . . . . .  (9)
          10.11 Asset Purchase and Sale Agreement . . . . . . . . . . . . .  (9)
          10.12 Agreement and Plan of Merger  . . . . . . . . . . . . . . .  (9)
          10.13 First Amendment to Stock Purchase Agreement . . . . . . . .  (8)
          10.14 First Amendment to Employment Agreement of Stuart Landow  . (12)
          10.15 Secured Promissory Notes  . . . . . . . . . . . . . . . . . (11)
          10.17 First Amendment to Employment Agreement of Carlton S. Joyce (13)
          10.18 Lease of Office/Laboratory Space - of United Testing Group, Inc.
-
                  Addison, Illinois . . . . . . . . . . . . . . . . . . . . (12)
          10.19 Lease of Office/Warehouse Space of United Testing Group, Inc.
                  (Spectro Metrics, Inc.) - Atlanta, Georgia  . . . . . . . (12)
          10.20 Termination Agreement of T.A. Cox . . . . . . . . . . . . . (14)
          10.21 Release and Waiver Agreement of T.A. Cox  . . . . . . . . . (14)
          10.22 Master License Lease Agreement - Exxon  . . . . . . . . .   (14)
          10.23 Equipment Purchase Agreement -Thermo Jarrell Ash Corporation(14)
          10.24 Fourth  Addendum to  Lease of  Office Space  of Top  Source
                Technologies, Inc.,Palm Beach Gardens, Florida . . . . . . .(14)
          10.25 First  Amendment to  Lease of  On-Site Analysis,  Inc., Atlanta,
                Georgia.  . . . . . . . . . . . . . . . . . . . . . . . . . (14)
          10.26 Lease  of Office  and Warehouse Space of  United Testing  Group,
                Inc., Sparks, Nevada  . . . . . . . . . . . . . . . . . . . (14)
          10.27 Lease of Office Space of Top Source Technologies, Inc., New York
                City, New York  . . . . . . . . . . . . . . . . . . . . . . (14)
          10.28 Shareholder Rights Plan . . . . . . . . . . . . . . . . . . (10)
          11.0  Schedule of Computation of Net Income Per Share . . . . . . (14)
          24.1  Consent of Independent Certified Public Accountants . . . .




(b)      REPORTS ON FORM 8-K
      No reports on Form 8-K were filed during the quarter ended September 30, 1994.

EXHIBIT INDEX

      (1)   Contained in the Form 8-A dated July 10, 1993.
      (2) Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the Form 8-B on 11/16/92.
      (3)   Contained in the documents  previously filed with the Securities and
            Exchange Commission in conjunction with the 12/31/90 Form 10-K.
      (4)   Contained as  an exhibit  to the Proxy Statement  dated January  11,
            1994.
      (5) Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed on November 16, 1993.
      (6)   Contained in the documents previously filed  with the Securities and
            Exchange Commission in conjunction with the 12/31/91 Form 10-K.
      (7)   Contained  in the documents  filed with the Securities  and Exchange
            Commission in conjunction with the amended 12/31/91 Form 10-K.
      (8)   Contained in the Form 8-K/A No. 3 dated November 13, 1993.
      (9)   Contained in the Form 8-K/A No. 1 filed on August 9, 1993.
      (10)  Contained in Form 8-K dated January 5, 1995.
      (11) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 12/31/92 Form 10-Q.
      (12) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/93 Form 10-K.
      (13) Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed on January 10, 1994.
      (14) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/94 Form 10-K.











                                  SCHEDULE  VIII  -   VALUATION  AND  QUALIFYING
ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993 AND
                       NINE MONTHS ENDED SEPTEMBER 30,1992


                   Balance     Charged    Additions
                   at          to Costs   CHARGED TO             BALANCE AT
                   Beginning   and        OTHER                  END OF PERIOD
 Description       of Period   Expenses   ACCOUNTS(1) DEDUCTIONS

 DEDUCTED FROM ACCOUNTS
 RECEIVABLE -
 ALLOWANCE FOR DOUBTFUL
 ACCOUNTS

 YEAR ENDED SEPTEMBER
 30 1994
                    $13,145      $136,855       -         -     $150,000

 YEAR ENDED SEPTEMBER
 30,1993
                    $     -        $5,645    $7,500       -      $13,145


 NINE MONTHS ENDED
 SEPTEMBER 30, 1992
                    $     -              -        -       -      $     -
                                                                              -

  (1) ALLOWANCE UPON ACQUISITION OF RECEIVABLES OF SPECTRO/METRICS, INC.



SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993 AND NINE MONTHS ENDED SEPTEMBER 30, 1992

           ITEM                         CHARGED TO COSTS AND EXPENSES
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






                                   SIGNATURES





   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to the Registrant's report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TOP SOURCE TECHNOLOGIES, INC.



                                     By: /s/ David Natan
                                        David Natan
                                        Vice President and Chief Financial
                                        Officer

   Dated:   September 28, 1995







               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





   As  independent   certified  public  accountants,  we  hereby   consent  to
the incorporation of our report included in this Form 10-K/A No.3, into the Company's previously filed Registration Statements on Form S-8 (No. 33-43882) and Form S-3 (No.'s 33-57212, 33-48827, 33-63830 and 33-68092).




                                                             ARTHUR ANDERSEN LLP





Fort Lauderdale, Florida,
   September 22, 1995.