Form 10-Q/A
period 1995-06-30
TOP SOURCE TECHNOLOGIES INC
filed 1995-10-30
CIK 800055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-Q/A NO.1


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

        Registrant's telephone number, including area code: (407)775-5756



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

              Class
   Common stock, $.001 par value        Outstanding at August 1, 1995
                  27,421,697 shares


                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                                      INDEX

                                                                            Page
                          PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1995
          (Unaudited) and September 30, 1994 .  . . . . . . . . . . . . . . .  1


        Consolidated Statements of Operations for the
                 Three and Nine Months Ended June 30, 1995 and 1994
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .  . 2-3


        Consolidated Statements of Cash Flows for the
                 Nine Months Ended June 30, 1995 and 1994
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4


        Notes to Unaudited Interim Consolidated
          Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  5-8


ITEM 2.   Management's Discussion and Analysis of Interim

                 Financial Condition and Results of Operations  . . . . . . 8-10



                           PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   10


                                        i





TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1995 AND SEPTEMBER 30, 1994
 (UNAUDITED)

                                                        June 30,     September
ASSETS                                                    1995         1994
Current Assets:                                                     (restated)
  Cash and cash equivalents                             1,146,002    1,429,362
  Accounts receivable trade (net of allowance of
    $88,135 and $150,000  at June 30,1995 and
    September 30, 1994,  respectively)                  3,379,169    3,363,560
  Advances to officers                                     45,000       40,000
  Inventories                                             642,096      356,498
  Prepaid expenses                                        351,076      307,605
  Other                                                   116,326      262,875
                                                      ------------ ------------
Total current assets                                    5,679,669    5,759,900

Property and equipment, net                             2,967,527    2,204,858
Manufacturing and distribution rights and patents, net    374,620      376,799
Capitalized database, net                               2,758,402    2,916,527
Intangible assets relating to businesses acquired, net  4,799,936    4,869,746
Deferred income tax assets, net                         2,270,000    2,270,000
Other assets, net                                         836,653       82,125
                                                        ------------ -----------
TOTAL ASSETS                                           19,686,807   18,479,955
                                                      ============ ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                      1,696,352    1,605,322
  Accrued liabilities                                     464,269      657,779
  Deferred service revenue                                350,000      624,642
  Note payable-affiliate                                 ---            88,042
                                                      ------------ ------------
Total current liabilities                               2,510,621    2,975,785
  Senior convertible notes                              2,060,000     ---
                                                      ------------ ------------
Total liabilities                                       4,570,621    2,975,785

Commitments and contingencies

Stockholders' equity:
  Preferred stock-$.10 par value, 5,000,000 shares
   authorized; none outstanding                          ---          ---
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 27,354,917 and 26,716,395 shares issued
   June 30 and September 30, respectively                  27,355       26,716
  Additional paid-in capital                           26,081,421   25,214,445
  Accumulated deficit                                 (10,860,805)  (9,605,206)
  Treasury stock-at cost; 87,534 shares                  (131,785)    (131,785)
                                                      ------------ ------------
Total stockholders' equity                             15,116,186   15,504,170
                                                      ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             19,686,807   18,479,955
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
                                                      ============ ============

 See accompanying notes to unaudited interim consolidated financial statements.


TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)
                                                      1995         1994
                                                      ------------ ------------
Product sales                                          10,636,033    6,469,994
Service revenue                                         4,070,038    5,128,811
Other                                                    ---            29,643
                                                      ------------ ------------
  Net sales                                            14,706,071   11,628,448
                                                      ------------ ------------
Cost of product sales                                   6,542,952    3,811,002
Cost of services                                        3,566,129    3,631,636
Other                                                    ---             9,771
                                                      ------------ ------------
  Cost of sales                                        10,109,081    7,452,409
                                                      ------------ ------------
Gross profit                                            4,596,990    4,176,039

Expenses:
  General and administrative                            4,120,399    2,607,015
  Selling and marketing                                 1,303,840      822,100
  Professional fees                                       209,694      310,108
  Depreciation and amortization                           396,287      275,149
  Research and development                                 32,340       93,123
                                                      ------------ ------------
Total expenses                                          6,062,560    4,107,495
                                                      ------------ ------------
Income (loss) from operations                          (1,465,570)      68,544

Other income (expense):
  Interest income                                          37,621       22,839
  Interest expense                                        (18,908)     (68,304)
  Interest expense-affiliate                              ---           (9,202)
  Other income, net                                       191,258      267,872
                                                      ------------ ------------
Net other income                                          209,971      213,205
                                                      ------------ ------------
Net income (loss) before income taxes                  (1,255,599)     281,749

Income tax benefit                                       ---         2,408,232
                                                      ------------ ------------
Net income (loss)                                      (1,255,599)   2,689,981
                                                      ============ ============
Net loss per weighted average common share
     outstanding                                            (0.05)
                                                      ============
Weighted average common shares outstanding             27,193,954
                                                      ============
Net income per common and common
   equivalent share:
  Primary                                                                 0.10
                                                                   ============
  Fully diluted                                                           0.10
Common and common equivalent shares:                               ============
  Primary                                                           28,131,958
                                                                   ============
  Fully diluted                                                     28,132,953
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



                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

4.   SALE OF ENGINE FUEL ECONOMY EMISSIONS CONTROL REDUCTION SYSTEM   TECHNOLOGY
("EFECS") TO ADRENALINE, INC.

       On May 10, 1995, the Company entered into an agreement with Adrenaline, Inc. ("Adrenaline"), the original inventor of the Engine Fuel Economy Emission Control Reduction System ("EFECS") technology, to sell the proprietary technology back to Adrenaline. The agreement extends until such time as the patent rights expire due to the passage of time or otherwise, unless the license to Adrenaline from M.I.T. under the Patent Agreement is terminated. Under the terms of the agreement the Company assigned its interest in this technology in return for future royalties. Beginning in December 31, 1996, the Company will receive an annual royalty equal to the greater of (i)$50,000, or (ii) an amount based upon royalties received from sublicensing and a percentage of Adrenaline's net sales derived from the technology. After the Company receives $400,000 in cumulative royalty payments, the Company will receive (i) 25% of any royalty income received by Adrenaline from sublicensing and (ii) 2% of Adrenaline's net sales of the technology. This technology is currently being tested by a major automotive company, and the Company believes that this technology is viable. As of October 25, 1995, Adrenaline had not commenced marketing this technology. At such time as Adrenaline generates revenues in the future, the agreement permits Adrenaline to withhold paying the Company prospective royalty payments in the event a patent infringement suit is brought challenging the technology. Adrenaline is further permitted to withhold paying royalties until the patent litigation is terminated. To the extent that Adrenaline has paid the Company any royalties, it will not be obligated to reimburse Adrenaline for such sums. Because of the contingent nature of the agreement, the Company intends to record all future royalty income on a cash basis.

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

     Through the use of computer modeling techniques, creation of a new software program to track test kits by identification numbers, and based on an analytic review of the activity of major customers, the Company has determined that retroactive application of this revised method to correct the accounting error from using the previous method from the period October 1, 1993 through September 30, 1994 would have resulted in a




                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

5. CORRECTION OF REVENUE RECOGNITION PROCEDURES FOR THE COMPANY'S OIL ANALYSIS SEGMENT CONT'D

cumulative zero net change in net income for the period. Due to the large number of sample
s processed, the capabilities of the computer system during this period and the cost prohibitive nature of manually reconstructing records, the effect on quarterly financial reporting for this period ended September 30, 1994 is indeterminable. Consequently, the Company has not restated quarterly financial results for the period ended September 30, 1994. In order to reflect the change in revenue recognition method, the caption in the liability section of the Company's balance sheet at September 30, 1994 was changed from "Accrued Testing Costs" to "Deferred Service Revenue". Advance billings for oil analysis services will now be considered deferred revenue until such time as the oil analysis is rendered.

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

   7.   SENIOR CONVERTIBLE NOTES

     On  June  9, 1995,  the Company  entered  into an  agreement  with advisory clients of Ganz Capital Management, Inc. ("Ganz") whereby the holders would purchase $3,016,500 in convertible notes from the Company. In June 1995, the Company issued $2,060,000 of nine percent (9%) convertible notes maturing in June 2000. After June 9, 1996, the notes can be prepaid by the Company without penalty, and can be converted by the holders into fully registered shares of the Company's common stock at a conversion price of $10 per share. The Company issued the remaining $956,500 in notes and received the related proceeds on October 12, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenue for the three and nine month periods ended June 30, 1995, including the adjustment for deferred service revenue (outlined in Note 5), was $4,912,560 and 14,706,071, respectively, compared to $3,934,934 and $11,628,448, respectively, for the same periods in 1994. Total revenue excluding deferred service revenue for the three and nine month periods ended June 30, 1995 was $4,802,560 and $14,432,440, respectively, compared to $3,934,934 and
$11,628,448, respectively, for the same period in 1994. The increase in revenue for the three and nine month periods ended June 30, 1995 is attributable to an increase of approximately 65% in product sales at the Company's Top Source Automotive, Inc. subsidiary ("TSA") of the Overhead Sound Systems ("OHSS") for both periods offset by a decrease in oil analysis sales at UTG of approximately $464,363 and $1,058,773 respectively,including the adjustment for deferred revenue; and $574,363 and $1,332,404 excluding the adjustment.

     The increase in the comparable sales volume of OHSS units is attributable to an increased installation rate and sales of OHSS products for the Chrysler's Jeep(R) Wrangler and Jeep(R) Cherokee vehicles as well as increased deliveries to Chrysler Venezuela for Jeep(R) Cherokee and Jeep(R) Grand Cherokee applications.The decrease in comparable sales volume for oil analysis services at UTG is primarily attributable to the loss of several major oil analysis customers. The Company is aggressively attempting to replace the lost customers by offering expanded services to existing customers and by acquiring new customers. There can be no assurances that these efforts will be successful.

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

RESULTS OF OPERATIONS CONT'D

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


                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES, INC.

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

      On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc. ("Ganz") whereby the holders would purchase $3,016,500 in convertible notes from the Company. In June 1995, the Company issued $2,060,000 of nine per cent (9%) convertible notes maturing in June 2000. After June 9, 1996, the notes can be prepaid by the Company without penalty, and can be converted by the holders into fully registered shares of the Company's common stock at a conversion price of $10 per share. The Company issued the remaining $956,500 in notes and received the related proceeds in October 1995. The proceeds from these notes will be used to fund operations and the deployment of the OSAs.

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



TOP SOURCE TECHNOLOGIES, INC.

By:  /s/ David Natan                     October 30, 1995
     David Natan                             Date
     Vice President and Chief
     Financial Officer