Form 10-K
period 1995-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1996-01-16
CIK 800055

TOP SOURCE TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

 [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended September 30, 1995

                         Commission file number 1-11046

                          TOP SOURCE TECHNOLOGIES, INC.
              (Exact name of Registrant as specified in its charter).

  Delaware                                                          84-1027821
  (State or other jurisdiction of                             (I.R.S. Employer
  corporation or organization)                           Identification Number)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of December 29, 1995, 27,970,477 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on December 29, 1995 (based upon the closing sales price) held by non-affiliates of the Registrant, was approximately $183,497,408.

                       Documents Incorporated by Reference
Location in Form 10-K             Incorporated Document
Part III-Items 10, 11, & 12       Definitive Proxy Statement in connection with
                                  its annual meeting of stockholders to be held on March 15, 1996

                                                               PART I
ITEM 1.  BUSINESS

A.  General Description of Business

Top Source Technologies, Inc. (the "Company") was organized in 1986 to distribute a patented overhead mounted speaker system ("OHSS") for vehicles. In 1989, the Company's mission was expanded to include developing and marketing of products, services and technologies for the transportation and related industries. The Company has since further expanded its product line. In addition to the OHSS, the Company now owns three oil analysis laboratories and has developed a proprietary On-Site Oil Analyzer ("OSA") for use in the petrochemical, automotive and equipment service industries. The Company also licenses one safety restraint technology Acceleration Restraint Curve Safety Seat ("ARCS") from the Massachusetts Institute of Technology (M.I.T.).

Top Source Technologies, Inc. is the parent company with four subsidiaries: Top Source Automotive, Inc. ("TSA") in Troy, Michigan, United Testing Group, Inc. ("UTG") with its main office and laboratory in Atlanta, Georgia and satellite offices in Sparks, Nevada and Addison, Illinois, On-Site Analysis, Inc. ("OSA, Inc.") in Atlanta, and ARCS Safety Seat, Inc. ("ARCS, Inc.") in Troy, Michigan. In fiscal 1995, the Company derived substantially all of its revenue from sales of its OHSS at TSA and from the sale of oil analysis services at UTG.

The Company receives new technology ideas for possible inclusion into Top Source's business lines from individuals, universities and other companies. The technologies are screened for their proprietary nature, market potential and strategic fit with the Company structure and business before any research and development expenditures are committed.

B.  Financial Information About Industry Segments
The Company currently has two industry segments: automotive technology comprised of TSA and ARCS, Inc. and oil analysis service comprised of UTG and OSA, Inc. (For information on industry segments, see Item 8. - Financial Statements and Supplementary Data, Note 20. Segment Information.)

C.  Narrative Description of Business

General
The Company markets one product, an OHSS, and provides one service, oil analysis. The Company has two proprietary technologies, OSA which has generated a nominal amount of revenue and ARCS which is non-revenue generating. Another technology, Engine Fuel Economy Emissions Control Reduction System ("EFECS"), was also licensed from M.I.T. and subsequently sold pursuant to a future royalty arrangement in May 1995. (See Item 8. - Financial Statements and Supplementary Data, Note 19).

Products and Technologies

Overhead Speaker System
In 1987, the Company acquired the exclusive rights to distribute in the United States and Canada a patented automotive overhead mounted speaker system from its Swedish inventor. The Company holds a number of patents for the OHSS which expire at various times through 2009. In addition, the Company has patent applications for other uses of OHSS. The patents cover the design and mounting method which permits speakers, dome lights and other accessories to be mounted overhead. The assembly includes enclosed audio speakers pre-wired in an overhead mounting system. The unit, about six inches wide, mounts up against the headliner across the width of the sport utility vehicle as a rear speaker system. Overhead mounted speakers deliver unobstructed sound directly to the listener whereas speakers mounted in the side doors, tailgate or cargo area can become obstructed by passengers or cargo. The OHSS eliminates the need for rear speakers in traditional locations, reduces weight in the liftgate and because of their fixed overhead mounting, are not subject to the same risks of damage as speakers located in door or liftgate panels. The OHSS provides the Original Equipment Manufacturers ("OEMs") with a cost effective solution to improved audio sound without additional expensive tooling and within relatively short lead times, and the assembly reduces installation time in factory applications.

ITEM 1.  BUSINESS, (continued)

In 1991, a custom designed OHSS was approved by Chrysler Corporation for dealer installation on the Jeep(R) Wrangler, and a purchase order was received. This OHSS unit can be installed in less than 30 minutes and retails for around $300. A patent on the Wrangler OHSS was issued in 1991. In February 1992, the Company established an engineering team that worked on housing designs, materials, and other features, as well as audio sound issues. The team, which included internal engineers and outside consultants, identified vehicle opportunities for the OHSS and built working prototypes. The Company's marketing group presented these units to OEM audio, trim and product planning engineers for evaluation. The second custom OHSS unit was designed for the Jeep(R) Cherokee, a high volume vehicle in production since 1984. The Cherokee unit was molded from reinforced urethane and housed two 5 1/4 inch speakers. The unit mounted over the rear cargo area and incorporated the cargo area dome light. In May 1992, Chrysler approved this unit and a purchase order was received for dealer installation. The third custom unit which was designed for the new Jeep(R) Grand Cherokee featured four speakers and mounted above the cargo area in the rear of the vehicle. In early 1993, the Company received approval and a purchase order for the Grand Cherokee unit as a dealer installed option. Patents have been applied for in regard to both Cherokees.

In 1992, TSA focused its marketing effort on expanded production line installation opportunities for both the Wrangler and Cherokee, and the Company received its first production line orders for both the Wrangler and the Cherokee. That opportunity promised significant increases in OHSS volumes compared to dealer installed application. To support that effort the Company, in early 1993, established its own assembly operation in a leased Michigan facility. The in-house assembly assured reduced costs and permitted the Company total control of quality and delivery schedules. By September 1993, the Company was shipping significantly increased OHSS units due to the production line purchase orders.

Based on an excellent rating from Chrysler for quality, performance and on-time delivery over several years, the Company was awarded a preferred supplier rating. This positions TSA favorably as a tier one supplier for new business, long-term contracts and joint ventures. The present contract for the Cherokee extends through model year 1997. The Company started shipments of a new Jeep Wrangler OHSS model in January 1996 designed for the completely redesigned Wrangler. Although no formal commitments beyond model year 1997 have been received, the Company believes that this program will last at least through year 2000. In addition, the Company has also received approval from Chrysler to begin tooling for an upscale OHSS to be factory installed in the 1997 high end Grand Cherokee.

The Company has designed and presented many more custom units to domestic and foreign OEMs including a completely new design. The new design positions small speakers in the center part of the vehicle with sound channels distributing the sound to accoustically correct positions. The whole system will be built as a modular assembly and attached to the ceiling of the vehicle at assembly lines and later covered by the headliner. This new product has the potential to eliminate the need for speakers in all doors and instrument panels and will be incorporated both in front as well as the rear of the vehicle. This product also opens up a wider target market range of vehicles than the earlier truck, van and sport utility vehicle market. The Company has applied for a patent on this new design.

In 1990, the Company shipped approximately 7,480 OHSS units. In 1995, that number grew to 197,327 OHSS units of which 3,850 were shipped to Venezuela. The Company intends to continue an aggressive patent effort and expects to remain a sole source supplier due to the unique patent position in regard to the OHSS design.

The Company is confident it can meet additional demand for its OHSS from present or new customers due to available excess capacity at TSA's new plant. OHSS operations will remain assembly-only, which requires minimal capital support. Components of the OHSS such as speakers, grills, wiring harnesses, housings and dome lights are sourced either by the Company or the OEM customer. Back-up sources are available for all components. The Company is prepared with back-up contingency assembly plans and is capable of establishing satellite assembly facilities to support just-in-time delivery demand for incremental business in the United States, Canada, Mexico and Europe.

Oil Analysis
Oil analysis is a 50-year-old technology initially used by the railroad industry to monitor the internal condition of their engines. Over the past 30 years, use of the technology expanded and oil analysis is now widely used for diagnostic and preventative maintenance programs for equipment in the aircraft, marine, heavy duty vehicle, industrial machine, defense and automotive

ITEM 1.  BUSINESS, (continued)

industries. The technology is also used for process quality control and pipe line monitoring in the petrochemical industry as well as many other chemical and mineral production processes.

It is estimated that the size of the oil analysis market is in excess of two billion dollars. This includes oil analysis performed by independent and in-house laboratories. The Company believes that the use of oil analysis will increase as a preventative maintenance and process control technology. The Company also believes that advances in oil analysis technology owned by the Company will permit oil analysis utilization in new markets, such as automotive, and will increase oil analysis application by those presently using the technology.

Traditionally, the service requires extracting a small sample of used oil from oil lubricated equipment and sending it to a laboratory. Scientific tests identify and quantify metal debris that is the result of wear. The amount of metal debris, correlated to time or mileage that the oil has been in service, indicates if wear is normal or abnormal. Other laboratory tests indicate and measure if there is any coolant or water in the oil, the amount of airborne dirt, viscosity, acidity, depletion level of the additive package, flash point, coloration and many other factors. Oil analysis users select the tests from a service menu based on their particular needs. Once the empirical data is generated by laboratory tests, a trained evaluator reviews the results and generates a report, which often contains service recommendations,. The report is then sent to the end user.

All major oil companies provide oil analysis service for their industrial and commercial lubricant customers to help them monitor the service and maintenance needs of their equipment. These oil companies either contract with an independent laboratory for a private label package or perform the service in their own laboratory.

In March of 1992, the Company decided to pursue the concept of an On-Site Analyzer (OSA) using the advanced software technology, automated diagnostic system and proprietary database developed and used at Spectro/Metrics, Inc. ("SMI"), then a privately owned oil analysis laboratory. The Company entered into an agreement with SMI to solicit instrument manufacturers with the goal of designing and building a low cost test instrument for use on the shop floor, which was capable of performing many of the services provided by an oil analysis laboratory. The goal was to provide almost instant results by eliminating the need to send a sample to a laboratory. Initially, the Company intended to license the proprietary software and database from SMI, purchase OSAs from an instrument manufacturer and either sell the instrument or sell the service on a per test basis. The Company also conducted primary market research in many markets to verify the demand, acceptability and requirements of an OSA.

In order to provide present and potential users of OSAs with the oil analysis data, the oil sample must be tested by two distinctly different types of spectrometers: an emission spectrometer to identify and quantify metal elements and an infrared spectrometer to measure the physical-chemical properties of the used oil. Other specifications for the instrument included parameters such as: user friendly, low cost, minimal maintenance, near laboratory accuracy and repeatability, reliability and several minute turn around time, etc. The overall objective was to provide high volume oil analysis locations with an OSA that delivers acceptable data in minutes at about the same price they pay for similar data by sending samples to a laboratory.

Under their agreement, the Company and SMI jointly developed an initial design that outlined the flow of oil and information in a potential instrument, defined the specifications required by the target market and identified the user friendly aspects. The instrument considerations included cost limits, calibration, diagnostic and service issues. The concept design and specifications were presented to several instrument manufacturers around the world.

In January 1993 the Company and SMI entered into an initial development agreement with the Thermo Jarrell Ash ("TJA") Division of Thermo Instrument Systems, Inc. ("THI") to jointly develop an OSA with both emission and infrared capability. The intent of the agreement was to provide TJA with exclusive manufacturing rights in exchange for their development expense and the Company would receive exclusive distribution rights to the petrochemical and synthetic lubricants market while TJA could pursue other markets. Under the agreement, TJA was responsible for all hardware included in the instrument as well as software for each individual spectrometer. The Company was responsible for the analytical software including quantification files and database and the overall instrument operating software.

ITEM 1.  BUSINESS, (continued)

In July 1993, the Company acquired SMI and Professional Services Inc. ("PSI") , another oil analysis laboratory with a broad customer base. This enabled the Company to gain control of the extensive database, technology and software necessary to develop the OSA. SMI and PSI were merged under the name United Testing Group, Inc. ("UTG"). In January 1994, UTG acquired a small laboratory located near Reno, Nevada. With this acquisition, UTG now had three laboratories (Atlanta, Chicago, Reno) and further expanded its database.

The financial performance of UTG has been below the expectations of the Company. In the fourth quarter of fiscal 1995, the Company substantially reduced personnel and operating costs to help offset the loss of several major customers. These expense reductions along with the laboratory efficiency improvements through the usage of the advanced analytical technology developed at OSA (see OSA Development below) have reduced the revenue threshold for potential profitability of UTG.

OSA Development
In July 1993, On-Site Analysis, Inc. (OSA, Inc.) was formed as a wholly-owned subsidiary of the Company to exclusively develop the OSA program. The Company has since staffed itself with spectroscopists, instrument specialists, sales and marketing, systems and programmer personnel as well as technicians capable of assisting in installation, operation and training.

During August 1993, TJA and OSA, Inc. produced an Alpha developmental prototype that appeared to be able to meet the requirements and specifications established for the OSA. In December 1993, OSA, Inc. introduced the first OSA Beta prototype at Chevron's national oil distributor convention in San Diego. Concurrently, OSA, Inc. placed an order with TJA to manufacture additional Beta OSA units. The intent was to place OSAs in the field at various locations to identify any issues yet to be resolved before a final design was established for larger distribution.

During 1993, the Company confirmed with several oil companies that they had a strong interest for OSA use in their operations for process control, pipe line monitoring, and maintenance of equipment such as compressors, pumps, engines and gear cases. The petroleum processing industry, including refining, blending and recycling, is today a large user of oil analysis. Presently, oil production facilities rely on in-house central laboratories for quality control testing after each production process. It generally takes more than six hours to get results which determine if the product is acceptable to go on to the next process or to be shipped. OSA has the potential to become an at, or on-line process controller which could provide operators with almost instant information concerning the quality of the product. This would permit adjustments to the process to keep the product "in spec," creating significant cost savings and increases in production speeds.

In December 1993, the Company signed a confidentiality agreement with Exxon Corporation ("Exxon") and began evaluating a variety of petroleum product samples. In July 1994, the Company and Exxon signed a national lease.

In Fall of 1994, extensive testing was commenced at Exxon on three OSA units. The purpose of the testing was to determine the durability and operational reliability of an OSA unit in the refinery market. Based on positive initial results, the Company and TJA began hardware and software changes to enhance the original OSA equipment maintenance design to be usable in process control applications required in a refinery. This highly complex project continued throughout 1995 to the present.

Currently, the Company believes that the OSA has met refinery requirements for reliability and repeatability; and that it has successfully developed a prototype refinery OSA unit with several process control applications that can be used for certain refinery petroleum products. The Company believes that it will receive additional purchase orders for refinery OSA units from one or more oil refineries, although no assurances can be given.

In July 1994, the first 15 Beta equipment maintenance OSA (the original design) units were shipped to various business test sites. From July 1994 and through mid-August 1995, the Company and TJA identified and corrected many unexpected design flaws and made modifications necessary for the OSAs to operate reliably. Due to these engineering changes, the Company was unable to generate any revenue on these OSA units.

By the end of August 1995, the Company had retrofitted all existing Beta units at customer sites and began shipping the newly designed units to additional customers for evaluation and testing. In September, the customers began retesting the OSAs in order to ensure the required reliability and performance existed. Concurrently with the commencement of the retesting period, the Company began modifying its proposed lease agreement for equipment maintenance units to conform to franchise laws in the United States.

The Company's overall marketing strategy is to charge customers on a per test basis, or on a minimum monthly lease basis, and maintain ownership of the unit. In certain markets, the Company has identified an opportunity to sell franchises (See Letter of Intent for World Wide Franchising Right, below).In the second week of January 1996, the Company began generating revenue from two equipment maintenance OSAs at two customer sites, an oil distributor and an automobile dealership.

The Company has identified car dealers, heavy duty equipment dealers, large used car auto auctions, truck fleets, municipalities, quick lubes, truck service centers, and marine and industrial locations as potential markets for equipment maintenance OSA usage.

Each OSA currently has the capacity to effectively analyze approximately eight samples per hour. Software enhancements currently in process will increase the samples per hour to 12. The Company believes that the OSA units are now user friendly, self-calibrating, self-diagnostic, and capable of being operated by non-technical personnel in a non-laboratory environment.

Based on the reliability demonstrated by the equipment maintenance OSAs since September 1995, the Company anticipates signing numerous leases and generating an increasing quarterly revenue stream throughout fiscal 1996 and future years. Although the Company has experienced four months of reliable performance from the OSA units, there are no assurances that other technical problems will not develop or the above expectations will be met.

On March 3, 1995, the Company and TJA signed a long-term agreement. The agreement provides for exclusive manufacturing rights for TJA and exclusive distribution rights for the Company for petrochemical products and synthetics used as lubrication. TJA is now assembling OSAs in its Grand Junction, Colorado facility. TJA has the capacity to produce up to 1,500 units within 12 months and has the capability to increase their capacity and supply all of the Company's needs given several months ramp-up time.The Company has received three patents on various aspects of the instrument and applied for several others The Company believes that TJA has also applied for and received patents on the instrument. There is presently no known technology competitive to OSA. The proprietary nature of the OSA is also protected by trade secrets, high cost of development, requirement of a large database and a highly complex analytical process. As of January 12, 1996, the Company knows of no other supplier capable of developing a comparable unit in the near term.

The Company used its existing cash resources to fund the development and purchase of the initial OSAs. Future units will be paid for with available cash and an established $6,000,000 line of credit from the First Union National Bank. (See Item 8. Financial Statements and Supplementary Data, Note 9 Debt.) In 1995, the Company increased personnel at OSA, Inc. to handle the anticipated demand for the OSA units.

Letter of Intent for World Wide Franchising Rights
On December 4, 1995, the Company entered into a non-binding Letter of Intent with a group interested in becoming the exclusive world-wide franchisor of the Company's On-Site Analyzer for use in the equipment maintenance market. In consideration of the payment of $10,000, this group, which has a history of successful worldwide franchising over a 25 year period, received the exclusive right to negotiate with the Company for a limited period of time for the acquisition of these worldwide rights.

Specifically excluded from this Letter of Intent are the rights to negotiate for the refinery market, oil blending plants and numerous other markets where the usage of the On-Site Analyzer will be utilized only for internal use. There can be no assurances that a final agreement will be reached. Due to the preliminary nature of these discussions, the potential impact on the Company's financial statements is indeterminable. (See Item 8. Financial Statements and Supplementary Data, Note 22. Other Events)

ITEM 1.  BUSINESS, (continued)

ARCS (Acceleration Restraint Curve Safety Seat) Over the past six years the Company has developed a proprietary technology involving controlled seat motion that occurs at the instant of a frontal crash to help restrain vehicle occupants and assist automakers in meeting Federal passive restraint laws. The Company labeled the technology ARCS (Acceleration Restraint Curve Safety Seat). The primary objective of this technology is to provide supplemental lower torso restraint to alleviate abdominal, hip, leg and ankle injuries caused by unwanted lower torso motion often experienced in a severe frontal crash. The secondary objective of the technology is to better position the upper torso in a frontal crash and alleviate injuries to the head, neck and chest. In a severe frontal crash, occupants restrained by any combination of air bags and seat belts may experience upper and/or lower torso injuries caused by "submarining" under the lap belt, shoulder harness and/or air bag. The ARCS technology is designed to reduce or alleviate those injuries caused by submarining. The ARCS technology is intended to become part of the overall restraint system along with air bags and seat belts, eliminating the need and expense of knee bolsters, allowing more passenger leg room and giving instrument panel designers more latitude.

A prototype seat was built in October 1990. The Company selected the Wayne State University Biomechanics Department, based in Detroit, to conduct the sled tests since the test facility and staff are respected by the auto industry world-wide. The sled test results proved ARCS' technology ability to provide significant injury reduction potential for vehicle occupants during a frontal crash. Sled tests were conducted with the occupant restrained by a shoulder harness only without the use of an air bag or lapbelt, and the instrument panel and steering column were removed.

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

The Company believes research and development costs to the Company for the ARCS Safety Seat are complete and all future development and application engineering will be paid for by the vehicle and/or seat manufacturers.

Due to the requirement to design and build actual pre-production hardware for automaker testing, the Company is attempting to establish a strategic partner relationship with a seat manufacturer.

The Company hopes to sell the technology and maintain a long-term opportunity for future royalty income. Based on lead times in the automobile industry, royalties would not be generated for at least four years after a contract is signed.

EFECS
In early 1990, the technology licensing office at M.I.T. offered the Company a new technology that promised to improve the fuel economy and reduce exhaust emissions of a spark-ignited engine, without decreasing power or driveability. The technology, named EFECS, Engine Fuel Economy Emissions Control Reduction System, was developed by an engineer who is also a member of the M.I.T. racing team. EFECS is based on a patented computer-controlled engine operation strategy and employs its own patented high powered variable output ignition system coupled to a unique spark plug design. The system is intended to help automakers meet future stringent exhaust emission standards, including cold start emissions, as well as improve fuel economy. The EFECS technology may solve the major problems experienced with lean burn engine operation in the past and also provide a cost and weight effective solution to cold start emissions. These problems include (i) control of the transient fuel air charge to maintain driveability, (ii) control of a variable air fuel ratio, (iii) maintaining low NOX in a lean burn environment, (iv) ignitability of a lean mixture and (v) misfire control. EFECS' self-tuning capability eliminates the need to tune-up the engine and keeps it running efficiently for the life of the vehicle. It also provides diagnostics and trouble-shooting information. In May 1995, the Company sold the EFECS technology to Adrenaline Inc. pursuant to a future royalty arrangement. (See Item 8. Financial Statements and Supplementary Data, Note 19. Sale of Engine Fuel Economy Emissions Control Reduction System Technology ("EFECS") to Adrenaline, Inc., the original inventor of the EFECS.)


ITEM 1.  BUSINESS, (continued)

Significant Customer Information
During 1995, approximately 66% of the Company's revenue was derived from the Overhead Speaker System sold to Chrysler Corporation. For significant customer information see Item 8. - Financial Statements and Supplementary Data -Note 18.

Government Regulation
The Company is subject to government regulations generally affecting all businesses. The Company's industrial oil analysis subsidiary routinely disposes of used oil in the course of its ordinary business and as such is subject to federal, state and local regulations. To handle this oil disposal, the Company hires a licensed, insured third party. The Company believes that it and its predecessors are and have been in material compliance with all rules and regulations of the federal, state and local agencies. Environmental compliance costs are not expected to have a material effect on the financial condition and results of operations of the Company.

Seasonal Information
The Company's management believes its products and services are not seasonal.

Offices and Employees The Company maintains principal administrative offices in Palm Beach Gardens, Florida and handles investor relations in the New York City office. On December 8, 1995 the Company signed a lease effective January 15, 1996 to move its principal administrative offices to a new location in Palm Beach Gardens could accommodate the current office staff and allow for future growth. In July 1995 the Company's automotive subsidiary, TSA, moved its administrative, engineering and assembly operation to a 45,000 square foot facility in Troy, Michigan. The UTG office is located near Atlanta, Georgia with satellite laboratories in Addison, Illinois, and a West Coast laboratory in Sparks, Nevada. On-Site Analysis, Inc. is located near the UTG facility. The Company employs approximately 145 full-time and five part-time people.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth the location and use of the Company's facilities. All of the facilities are leased.

 USE                             LOCATION                        EXPIRATION
Corporate Headquarters           Palm Beach Gardens, Florida     January 1999
Investor Relations Office        New York, New York              November 1996
OEM Assembly, Marketing and
Engineering                      Troy, Michigan                  June 2000
UTG-Administration and
 Main Laboratory                 Atlanta, Georgia                July 1999
 UTG-Satellite Laboratory        Addison, Illinois               November 1998
 UTG-Satellite Laboratory        Sparks, Nevada                  June 1996
 OSA, Inc.                       Atlanta, Georgia                May 1997

All  facilities   have  excess   capacity  and  the  capability  to  accommodate
significant  future growth. Each of these facilities is in good condition.

ITEM 3. LEGAL PROCEEDINGS

On April 20, 1994, the Company initiated a suit in U.S. District ("the Court") in Atlanta, Georgia against PSI for failure to honor contractual obligations relating to oil testing samples sold prior to the Company's purchase of PSI on July 16, 1993. On June 26, 1995, PSI paid the Company $229,500, without any conditions attached, in anticipation of the Company dismissing the lawsuit against PSI. On October 17, 1995, PSI, pursuant to a ruling made by the Court, paid the Company $56,367 in full settlement of the suit. The Company believes that the amount received from PSI does not constitute an accord and satisfaction of the amount which PSI owes to the Company and anticipates filing an appeal of the Court ruling by the middle of January 1996. The Company


ITEM 3. LEGAL PROCEEDINGS, (continued)

believes that PSI owes the Company an additional $378,000 plus interest and legal fees. The Company's counsel believes that the Company's appeal is with merit. The Company has not recorded any receivables or income related to the potential recovery of additional amounts in this appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information For Common Stock
The following table sets forth for the periods indicated the range of quarterly high and low representative market prices for the Company's common stock. The Company's common stock trades on the American Stock Exchange under the symbol "TPS".



                                                                             Fiscal 1995   Fiscal 1994

                                                                        High          Low      High     Low
First Quarter  (December 31) ........................................   8-3/8         5-3/4    4-11/16   2-7/8
Second Quarter (March 31) ...........................................   7-3/4         5-3/8          9   4-1/4
Third Quarter  (June 30) ............................................   7-3/16        5-3/16   7-3/4     4-1/4
Fourth Quarter (September 30) .......................................   9-3/16        6-1/8    7-7/8     4-1/4


Holders
As of December 29, 1995 there were approximately 1,558 holders of record of the Company's common stock.

Dividend  Policy
The Company has never paid cash  dividends on its common stock.
Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, and any restrictions in loan agreements among other factors. Currently, the Company intends to follow a policy of retaining future earnings in order to finance the growth and development of its businesses.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data of the Company's financial condition and results of operations as of and for the years ended September 30, 1995, 1994 and 1993, December 31, 1991 and as of and for the nine months ended September 30, 1992. The selected financial data should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993, DECEMBER 31, 1991
AND AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1992
Balance Sheet Data.....           1995           1994           1993            1992            1991
Current Assets .................$5,631,093    $ 5,759,900    $ 2,367,983   $  1,537,877    $  1,508,460
Total Assets ..............     19,245,439     18,479,955     10,842,168      2,353,657      2,085,738
Current Liabilities .......      2,780,341      2,975,785      2,534,987        515,997        608,368
Long-term Debt ............      2,060,000           --          458,368            --              --
Total Liabilities .........      4,840,341      2,975,785      2,993,355        515,997        608,368
Stockholders' Equity ......     14,405,098     15,504,170      7,848,813      1,837,660      1,477,370
Net Tangible Book
 Value* ................ ..      6,564,170      7,341,098        737,072      1,515,477      1,108,959
Net Tangible Book
 Value Per Share ...........           .24            .27            .03            .08            .07
Statement of Operations:
Net Sales .................   $ 18,968,806    $15,137,862   $  3,881,805    $ 1,826,623    $  1,397,890
Net Income (Loss)** .......     (3,399,796)     2,014,577     (3,610,226)    (2,118,154)     (1,482,418)
Net Income per
 Common and Common
 Equivalent Share:
   Primary ................           --              .07           --              --              --
   Fully Diluted ..........           --              .07           --              --              --
Common and Common
 Equivalent Shares Outstanding:
 Primary ........................     --       28,381,211           --              --              --
 Fully Diluted ...............        --       28,728,488           --              --              --
Net Loss per Weighted
 Average Common Share ..........     (.12)          --             (.18)           (.12)           (.09)
Weighted Average Common
  Shares Outstanding ..........27,249,541           --       19,613,887      17,518,810       15,920,784
Declared Cash Dividends
   Per Common Share ......           --             --             --              --              --


* Net tangible book value equals total assets minus total liabilities and intangible assets.
**The 1994 net income of $2,014,577 includes an income tax benefit of $2,270,000, resulting primarily from a reduction in the valuation allowance against deferred income tax assets.
The 1995 net loss includes a tax expense of $550,000 due to a reversal of a portion of the Company's previously established $2,270,000 tax asset.

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

1995 Compared to 1994
Total revenue for the year ended September 30, 1995 was $18,968,806 compared to $15,137,862 for the year ended September 30, 1994, an increase of 25.3%. This is primarily due to an increase of 51% in product sales at the Company's


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1995 Compared to 1994 (continued)
TSA subsidiary which is attributable to an increased installation rate and sales of OHSS products for Chrysler's Jeep(R) Wrangler and Jeep(R) Cherokee vehicles as well as increased deliveries to Chrysler Venezuela for Jeep(R) Cherokee applications. The increase in sales is partially offset by the decrease of $802,934 for the year ended September 30, 1995 compared to the year ended September 30, 1994 in the comparable sales volume for oil analysis services at UTG which is primarily attributable to the loss of several major oil analysis customers. The Company is aggressively attempting to replace the lost customers by offering expanded services to existing customers and by acquiring new customers. There can be no assurances that these efforts will be successful.

The gross profit margin for the year ended September 30, 1995 was 31.2%compared to 32.6% for the year ended September 30, 1994. The decrease in margins below comparable levels in the prior year is attributable to a decline in gross margins from 21.9% for the year ended September 30, 1994 to 15.1% for the year ended September 30, 1995 in oil analysis services at UTG.

General and administrative expenses increased 78.7% for the year ended September 30, 1995 compared to the year ended September 30, 1994. The increase was caused by significant general and administrative expenditures of $1,536,849 at OSA, Inc., an increase of $1,468,931 over fiscal 1994. The majority of the expenses are attributable to an increase in personnel and technical staff necessary to support the anticipated rollout of the OSA units. Also, the Company incurred additional costs of $331,050 related to payments on an employment and consulting contract. The services have been completed and there will be no additional expenses incurred under this agreement. In the fourth quarter of fiscal 1995, senior management of the Company made reductions, primarily through personnel cuts, in operating costs from the then current levels in order to reduce expenses.

Selling and marketing expense increased 56.4% for the year ended September 30, 1995 compared to the year ended September 30, 1994. This increase was a result of the intensification of marketing and promotional activities in support of the OSAs including an increase in the OSA sales force. These selling and marketing expenses include increased salaries, benefits and travel expenses.

Professional fees increased 20.7% for the year ended September 30, 1995 compared to September 30, 1994. This increase is primarily due to legal costs incurred in connection with the PSI litigation (see Item 3. Legal Proceedings). Professional fees incurred in fiscal 1995 relating to the PSI lawsuit were approximately $102,000. The Company's attorneys are proceeding with the appeal in the PSI lawsuit, and have agreed that their legal fees will not exceed $7,500. Any additional fees will only be paid from proceeds collected by the Company in the event of a successful appeal.

Depreciation and amortization increased 85.1% for the year ended September 30, 1995 compared to the year ended September 30, 1994. This increase is due to the purchase of $2,017,411 in capital assets during fiscal 1995 of which $774,857 related to purchases by OSA, Inc. Depreciation and amortization of $415,428 was allocated to cost of sales as it directly relates to the products and services sold during fiscal 1995.

Research and development decreased 71.3% for year ended September 30, 1995 compared to the year ended September 30, 1994. This decrease is primarily attributable to the elimination of research and development expenses related to the ARCS technology. During 1995, the Company modified and enhanced the OSA. These costs are included in general and administrative expenses. In fiscal 1995, there were no research and development expenses related to the OSA.

Interest income increased 48.8% for the year ended September 30, 1995 compared to the year ended September 30, 1994. This increase is due to the interest earned on the senior subordinated convertible note proceeds of $2,060,000 which were received in June 1995. (See Item 8. Financial Statements and Supplementary Data, Note 9. Debt)
Other income (expense) decreased 40.7% for the year ended September 30, 1995 compared to the year ended September 30, 1994. In fiscal 1995 the Company recovered $229,500 from the lawsuit against PSI (See Item 3. Legal Proceedings). However, this was offset by loan fee expenses of approximately $73,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

1995  Compared  to  1994  (continued)  In  fiscal  1994   OtherIncome   included
approximately $278,000 which related to the recovery of loan fees that had been previously written off in fiscal 1993.

Income tax expense increased to $550,000 for the year ended September 30, 1995 compared to the year ended September 30, 1994. The tax expense was due to a reversal of a portion of the Company's previously established $2,270,000 tax asset, as a result of the Company not meeting expectations of taxable income in 1995.

The net deferred tax asset consists primarily of net operating loss carryforwards. The Company has determined that over the relevant period, the reversal patterns of its deferred tax liabilities are such that they offset similar amounts of deferred tax assets. To realize the benefits of the net deferred tax asset, the Company must generate approximately $4.2 million of taxable income in the carryforward period. The regular tax carryforward period for net operating losses extends for 15 years from the year of origination. Based on expectations for future taxable income, management believes that it is more likely than not that the net deferred tax assets not reserved for will be realized before expiration. The future taxable income assumptions for 1996 and beyond have remained in principal unchanged from the previous year. (See Item 8. Financial Statements and Supplementary Data, Note
12. Income Taxes)

At September 30, 1995, the Company has net tax basis Federal operating loss carryforwards of approximately $19,838,000, which may be used to offset future taxable income, if any. The Company's net operating loss carryforwards begin expiring in 2001.

Following is a summary of the Company's pretax book losses and taxable losses for the last five years.




                          1995         1994           1993           1992           1991
                   -----------    ---------    -----------    -----------    -----------
Pretax book loss   $(2,789,796)   $(255,423)   $(3,610,226)   $(2,118,154)   $(1,482,418)
Taxable loss ...   $(7,452,000)   $(686,000)   $(3,774,000)   $(2,144,000)   $(1,432,000)


The net loss for the year ended September 30, 1995 compared to the year ended September 30, 1994 is attributable to increased expenses relating to the rollout of OSA units and an increased loss for oil analysis services at UTG. Also, the loss was attributable to the $550,000 increase in the deferred tax valuation allowance.

1994 Compared to 1993
Net Sales increased 290% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due to revenue generated from the new Oil Analysis Group for a full fiscal year in 1994 (only two and one-half months of revenue for fiscal year 1993) and the increased sales volume of the OHSS due to a new purchase order from Chrysler for the Jeep(R) Cherokee. The Company began shipping these OHSS units in September 1993. There were no significant price increases in fiscal 1994.

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

UTG's loss of business from existing customers was caused for the most part by the normal bidding process which occurs every two to three years with major oil companies. In this bidding process, UTG was outbid by other competitors. In addition, UTG lost business from existing customers due to service problems which arose in connection with its 1993 oil analysis acquisitions and the consolidation of two distinct operations. The Company has responded to these consolidation problems and recently implemented a program to reduce expenditures commensurate with the current level of business. (See Item. 1 Business - Products and Technologies)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

1994 Compared to 1993 (continued)
Selling and marketing expense increased 104.4% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due primarily to the addition of the oil analysis laboratories and customer service function during late fiscal 1993.
In fiscal year 1993, there was only two and one-half months of selling and marketing expenses.

Professional fees increased by 80.1% for the year ended September 30, 1994 compared to the year ended September 30, 1993. This increase is due to the rapid growth and complexity of the Company's operations, additional professional services were utilized in the areas of banking negotiations, personnel and human resource matters. Additionally, only two and one-half months of UTG operations were included in fiscal 1993. This increase is also due in part to a legal suit regarding the defense of the UTG operation against an aviation claim which was settled in September 1994 with the Company being released in exchange for payment of a nominal sum.

Depreciation and amortization increased 73.1% for the year ended September 30, 1994 compared to the year ended September 30, 1993. The increase is primarily due to amortization of intangible assets relating to businesses acquired and the capitalized database (See Item 8. Financial Statements and Supplementary Data,
Note 7. Intangible Assets). The current year reflects a full year of expense whereas the prior year reflects two and one-half months amortization of the database and no amortization expense relating to intangible assets of the businesses acquired.

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

Other income increased significantly for the year ended September 30, 1994 compared to the year ended September 30, 1993 due to a refund of $278,000 in loan fees which had been previously written off in 1993. In fiscal year 1993, the Company paid $278,000 in loan fees to a third party relating to the establishment of a line of credit. After working with this organization for over 90 days, the Company found that they were not licensed by Florida as a loan broker and the third party's liquidity was questionable. The Company was uncertain at the end of fiscal year 1993 as to the recovery of the loan fees advanced to the third party and commenced litigation against that party. At September 30, 1993, due to concerns over the recoverability of loan fees advanced, the $278,000 was written off. Five months later, in fiscal 1994, the Company filed a lawsuit against the entity in which it made the payment and recovered the entire amount of $278,000, at which time the Company recorded the recovery as other income.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

The Company has reflected in the accompanying financial statements for fiscal 1994 a tax benefit of $2,270,000 which largely consists of a reduction in the valuation allowance that was established upon adoption of SFAS No. 109 of $2,209,874. This reduction is based on expectations of future taxable income.
The Company estimates future taxable income by projecting the results of its business activities based on known factors existing at the current date. The Company's estimate of future taxable income changed from the beginning of fiscal 1994 due to: (i) greater certainty regarding the Company's OHSS units for Jeep Cherokee production installation (this application began in September 1993);
(ii) greater  penetration in the Grand Cherokee OHSS application being attained;
(iii) the decision by Chrysler to convert its Toledo facility to full utilization for Jeep Cherokee production, thereby increasing the number of units the Company would be supplying (previously the Toledo facility produced not only Jeep Cherokees but also other Chrysler models); (iv) progress, during mid-fiscal year 1994, in gaining new vehicle applications for the OHSS.

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

Liquidity and Capital Resources

Net cash flows used in operations during the current fiscal year totaled $1,800,366. The usage of cash is attributable to a net operating loss excluding depreciation and amortization, of $2,086,838, a decrease in accounts payable and accrued liabilities of $107,402, an increase in current assets of $327,035 and an increase in the tax valuation allowance of $550,000.

Net cash used in investing activities was $2,747,541 of which approximately $2,017,411 was expended for capital assets and $650,000 was a deposit made to TSA.

Net cash provided by financing activities was $4,272,682 which included the exercise of stock options and warrants (exercise prices ranged from $.28 to $6.50) that generated approximately $2,300,724 in net proceeds. Also, net proceeds of $1,971,958 were primarily generated from the issuance of senior subordinated convertible notes. The Company has arranged bank financing with First Union National Bank of Florida, ("the Bank"). On October 12, 1995, the Company increased its line of credit with the Bank to $6,000,000 with $1,500,000 being available for short term working capital and $4,500,000 to be used exclusively for the purchase of OSAs. The entire facility bears interest at .85% over the prime rate, is governed by specific financial covenants and ratios limiting accessibility, and is secured by substantially all of the assets of the Company. The Company believes that the $1,500,000 working capital line of credit will be renewed upon its expiration on January 31, 1996. The$4,500,000 line

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

of credit expires on December 31, 1997. The Company has expanded its credit facility with the Bank in order to be able to finance the roll-out of the OSAs and purchase OSAs from TJA based on anticipated orders received from customers. The maximum utilization of the working capital line of credit occurred in May 1995 in the amount of $550,000. This amount was subsequently repaid in June 1995. As of the date of this report, no amounts were outstanding on either line.

On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc. ("Ganz") whereby the holders would purchase $3,020,000 in senior subordinated convertible notes from the Company. In June 1995, the Company issued $2,060,000 of nine per cent (9%) convertible notes maturing in June 2000. After June 9, 1996, the notes can be prepaid by the Company without penalty, and can be converted by the holders into fully registered shares of the Company's common stock at a conversion price of $10 per share. The Company issued the remaining $960,000 in notes and received the related proceeds in October 1995. The proceeds from these notes will be used to fund operations and the deployment of the OSAs.

Based on current cash balances, current bank lines and cash flows generated from expense reductions and efficiency improvements, the Company believes it has sufficient cash flow to fund its current operations and finance the deployment of a substantial number of OSA units.

Inflation
The impact of inflation has become less significant with dormant inflation rates in recent years. The Company believes inflation has not had a material effect on the Company's operations.






ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                                      Page

Report of Independent Certified Public Accountants...........................18

Consolidated Balance Sheets as of September 30, 1995 and 1994................19

Consolidated Statements of Operations for the Years Ended September 30, 1995,
 1994, and 1993 .............................................................20

Consolidated Statements of Stockholders' Equity for the Years Ended September
30, 1995, 1994 and 1993......................................................21

Consolidated Statements of Cash Flows for the Years Ended September 30, 1995,
1994 and 1993................................................................22

Notes to Consolidated Financial Statements...................................23

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of Top Source Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Top Source Technologies, Inc., (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended September 30, 1995, 1994 and 1993. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Source Technologies, Inc. and subsidiaries as of September 30, 1995 and 1994 and the results of their operations and their cash flows for the three years ended September 30, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.
As explained in Note 12 to the financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



West Palm Beach, Florida                                   ARTHUR ANDERSEN LLP
December 13, 1995

TOP SOURCE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1995  AND 1994


                               ASSETS                  1995        1994
Current Assets:                                        -------------------------
  Cash and cash equivalents                              1,154,137    1,429,362
  Accounts receivable trade (net of allowance of
   $145,703 and $150,000 in 1995 and 1994, respectively  3,489,791    3,363,560
  Advance to officer                                           --        40,000
  Inventories                                              468,169      356,498
  Prepaid expenses                                         436,738      307,605
  Other                                                     82,258      262,875
                                                       -------------------------
Total current assets                                     5,631,093    5,759,900

Property and equipment, net                              3,244,723    2,204,858
Manufacturing and distribution rights and patents, net     366,765      376,799
Capitalized database, net                                2,705,693    2,916,527
Intangible assets relating to businesses acquired, net   4,768,470    4,869,746
Deferred income tax assets, net                          1,720,000    2,270,000
Other assets, net                                          808,695       82,125
                                                       -------------------------
TOTAL ASSETS                                            19,245,439   18,479,955
                                                       =========================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       1,279,761    1,605,322
  Accrued salaries                                         318,621      119,483
  Accrued other liabilities                                681,961      538,296
  Deferred service revenue                                 499,998      624,642
  Note payable-affiliate                                       --        88,042
                                                       -------------------------
Total current liabilities                                2,780,341    2,975,785
  Senior subordinated convertible notes                  2,060,000         --
                                                       -------------------------
Total liabilities                                        4,840,341    2,975,785

Commitments and contingencies (Notes 10 and 13)

Stockholders' equity:
  Preferred stock, $.10 par value, 5,000,000  shares
    authorized; none outstanding
  Common stock, $.001 par value, 50,000,000 shares
   authorized; 27,731,477 and 26,716,395 shares
   issued in 1995 and 1994, respectively                    27,731       26,716
  Additional paid-in capital                            27,514,154   25,214,445
  Accumulated deficit                                  (13,005,002)  (9,605,206)
  Treasury stock-at cost; 87,534 shares                   (131,785)    (131,785)
                                                       -------------------------
Total stockholders' equity                              14,405,098   15,504,170
                                                       -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              19,245,439   18,479,955
                                                       =========================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets


TOP SOURCE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,1995,1994 AND 1993

                                           1995        1994        1993
                                           -------------------------------------
Product sales                               13,893,459   9,203,938    2,423,488
Service revenue                              5,075,347   5,878,281    1,345,465
Other                                              --       55,643      112,852
                                           -------------------------------------
  Net sales                                 18,968,806  15,137,862    3,881,805

Cost of product sales                        8,739,691   5,596,167    2,080,400
Cost of services                             4,308,591   4,593,539    1,018,466
Other                                              --       10,151       63,796
                                           -------------------------------------
  Cost of sales                             13,048,282  10,199,857    3,162,662
                                           -------------------------------------
Gross profit                                 5,920,524   4,938,005      719,143

Expenses:
  General and administrative                 5,766,626   3,227,761    2,750,428
  Selling and marketing                      1,681,149   1,075,076      525,883
  Professional fees                            448,114     371,323      206,184
  Depreciation and amortization                897,530     484,809      279,994
  Research and development                      76,151     265,330      154,643
                                           -------------------------------------
Total expenses                               8,869,570   5,424,299    3,917,132
                                           -------------------------------------
Loss from operations                        (2,949,046)   (486,294)  (3,197,989)

Other income (expense):
  Interest income                               62,845      42,219       13,367
  Interest expense                             (62,627)    (68,305)     (79,361)
  Interest expense-affiliate                       --      (11,066)     (38,150)
  Other income (expense), net                  159,032     268,023     (308,093)
                                           -------------------------------------
Net other income (expense)                     159,250     230,871     (412,237)
                                           -------------------------------------
Net loss before income taxes                (2,789,796)   (255,423)  (3,610,226)
Income tax benefit (expense)                  (610,000)  2,270,000          --
                                           -------------------------------------
Net income ( loss)                          (3,399,796)  2,014,577   (3,610,226)
                                           =====================================
Net loss per weighted average common share
   outstanding                                   (0.12)                   (0.18)
                                           ============            =============
Weighted average common shares outstanding  27,249,541               19,613,887
                                           ============            =============
Net income per common and common
   equivalent share:
   Primary                                                    0.07
                                                       ============
   Fully diluted                                              0.07
Weighted average common and common                     ============
  equivalent shares:
   Primary                                              28,381,211
                                                       ============
   Fully diluted                                        28,728,488
                                                       ============
The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



TOP SOURCE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                       SHARES      AMOUNT
BALANCE, SEPTEMBER 30, 1992                             17,931,219      $17,931

Exercise of stock options ($.28125 to $1.25 per share)     467,541          468
Exercise of warrants ($.01 to $1.6875 per share)         1,158,700        1,159
Sale of common stock ($1.27 to $1.50  per share)         4,073,439        4,073
Common stock issued in acquisitions ($2.0625
    to $3.375 per share)                                   700,000          700
Write-off of deferred offering costs
Amortization of deferred officers' compensation              --          --
Net loss                                                     --          --
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1993                             24,330,899       24,331
Exercise of stock options ($.28125 to $6.00 per share)     708,800          709
Exercise of warrants ($1.00 to $3.00 per share)          1,052,300        1,052
Sale of common stock ($1.75 per share)                     550,000          550
Common stock issued in acquisition ($6.62 per share)        74,396           74
Amortization of deferred officers' compensation              --          --
Net income                                                   --          --
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1994                             26,716,395       26,716
Exercise of stock options ($.28 to $6.50 per share)      1,015,082        1,015
Net loss                                                     --          --
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1995                             27,731,477      $27,731
                                                       ========================
                                                       ADDITIONAL
                                                       PAID-IN     ACCUMULATED
                                                       CAPITAL     DEFICIT
BALANCE, SEPTEMBER 30, 1992                            $10,022,155  ($8,009,557)

Exercise of stock options ($.28125 to $1.25 per share)     458,791       --
Exercise of warrants ($.01 to $1.6875 per share)         1,618,169       --
Sale of common stock ($1.27 to $1.50  per share)         5,260,335       --
Common stock issued in acquisitions ($2.0625
    to $3.375 per share)                                 2,230,550       --
Write-off of deferred offering costs                         --          --
Amortization of deferred officers' compensation              --          --
Net loss                                                     --      (3,610,226)
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1993                             19,590,000  (11,619,783)
Exercise of stock options ($.28125 to $6.00 per share)   1,275,722       --
Exercise of warrants ($1.00 to $3.00 per share)          2,894,346       --
Sale of common stock ($1.75 per share)                     961,950       --
Common stock issued in acquisition ($6.62 per share)       492,427       --
Amortization of deferred officers' compensation              --          --
Net income                                                   --       2,014,577
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1994                             25,214,445   (9,605,206)
Exercise of stock options ($.28 to $6.50 per share)      2,299,709       --
Net loss                                                     --      (3,399,796)
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1995                            $27,514,154 ($13,005,002)
                                                       =========================
                                                        DEFERRED
                                                        OFFICERS'  TREASURY
                                                       COMPENSATIONSTOCK
BALANCE, SEPTEMBER 30, 1992                               ($38,834)   ($131,785)

Exercise of stock options ($.28125 to $1.25 per share) --                --
Exercise of warrants ($.01 to $1.6875 per share)       --                --
Sale of common stock ($1.27 to $1.50  per share)       --                --
Common stock issued in acquisitions ($2.0625
    to $3.375 per share)                               --                --
Write-off of deferred offering costs                   --                --
Amortization of deferred officers' compensation             24,884       --
Net loss                                               --                --
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1993                                (13,950)    (131,785)
Exercise of stock options ($.28125 to $6.00 per share) --                --
Exercise of warrants ($1.00 to $3.00 per share)        --                --
Sale of common stock ($1.75 per share)                 --                --
Common stock issued in acquisition ($6.62 per share)   --                --
Amortization of deferred officers' compensation             13,950       --
Net income                                             --                --
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1994                            --              (131,785)
Exercise of stock options ($.28 to $6.50 per share)    --                --
Net loss                                               --                --
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1995                            $--            ($131,785)
                                                       =========================
                                                       DEFERRED    TOTAL
                                                       OFFERING    STOCKHOLDERS'
                                                       COSTS       EQUITY
BALANCE, SEPTEMBER 30, 1992                               ($22,250)  $1,837,660

Exercise of stock options ($.28125 to $1.25 per share)       --         459,259
Exercise of warrants ($.01 to $1.6875 per share)             --       1,619,328
Sale of common stock ($1.27 to $1.50  per share)             --       5,264,408
Common stock issued in acquisitions ($2.0625
    to $3.375 per share)                                     --       2,231,250
Write-off of deferred offering costs                        22,250       22,250
Amortization of deferred officers' compensation              --          24,884
Net loss                                                     --      (3,610,226)
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1993                                  --       7,848,813
Exercise of stock options ($.28125 to $6.00 per share)       --       1,276,431
Exercise of warrants ($1.00 to $3.00 per share)              --       2,895,398
Sale of common stock ($1.75 per share)                       --         962,500
Common stock issued in acquisition ($6.62 per share)         --         492,501
Amortization of deferred officers' compensation              --          13,950
Net income                                                   --       2,014,577
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1994                                  --      15,504,170
Exercise of stock options ($.28 to $6.50 per share)          --       2,300,724
Net loss                                                     --      (3,399,796)
                                                       -------------------------
BALANCE, SEPTEMBER 30, 1995                                 $--     $14,405,098
                                                       ========================
TOP SOURCE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,1995,1994 AND 1993

                                               1995        1994        1993
OPERATING ACTIVITIES:                      -------------------------------------
  Net income (loss)                         (3,399,796)  2,014,577   (3,610,226)
  Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
   Depreciation                                941,992     447,919      267,109
   Amortization                                370,966     427,474       76,726
   Discount amortization                         --         52,052       44,044
   Amortization of deferred officers'
      compensation                               --         13,950       24,884
   Disposal of property and equipment           70,487      45,151      349,318
   Provision for doubtful accounts              (4,297)    136,855       22,250
   Deferred income taxes                       (75,000)    (33,126)      --
   Increase (decrease) in deferred income
      tax assets, net                          625,000  (2,236,874)      --
   Advances to officers                        (45,000)   (140,000)      --
   Repayments from officers                     85,000     100,000       --
   Increase  in accounts receivable, net      (121,934) (2,143,976)    (831,478)
   Increase in inventories                    (111,671)    (92,974)    (249,032)
  Decrease (increase) in prepaid expenses     (129,133)   (208,269)      25,285
  Decrease (increase) in other assets          100,422    (270,776)      54,138
  Increase (decrease) in accounts payable     (325,561)    498,526      561,766
  Increase (decrease) in accrued liabilities   342,803    (395,080)     331,213
  Increase (decrease) in deferred revenue     (124,644)    415,391       --
                                           -------------------------------------
Net cash used in operating activities       (1,800,366) (1,369,180)  (2,934,003)

INVESTING ACTIVITIES:
  Purchases of property and equipment, net  (2,017,411) (1,335,484)    (617,257)
  Additions to patent costs                    (80,130)   (138,088)      (6,225)
  Decrease (increase) in other assets         (650,000)      --          57,107
  Purchase of businesses, net                    --        (96,324)  (3,835,260)
                                           -------------------------------------
Net cash used in investing activities       (2,747,541) (1,569,896)  (4,401,635)

FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net    2,300,724   5,237,858    7,935,763
  Commissions and expenses on stock sales        --       (103,529)    (632,614)
  Proceeds from borrowings                   4,460,000     600,000      500,000
  Repayments of borrowings                  (2,488,042) (1,728,242)    (633,880)
                                           -------------------------------------
Net cash provided by financing activities    4,272,682   4,006,087    7,169,269
                                           -------------------------------------
Net increase (decrease) in cash and
  cash equivalents                            (275,225)  1,067,011     (166,369)
Cash and cash equivalents at beginning
   of period                                 1,429,362     362,351      528,720
                                           -------------------------------------
Cash and cash equivalents at end of period   1,154,137   1,429,362      362,351
                                           =====================================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Top Source Technologies, Inc. (the "Company") is focused on developing and commercializing state-of-the-art technologies for use in the transportation, industrial and petrochemical marketplaces.

The Company concentrates on two industry segments: automotive technology and oil analysis service. Within these two segments, the Company has two proprietary technologies: one patented product - an Overhead Speaker System; and one service, oil analysis which includes both the United Testing Group, Inc. ("UTG") (consisting of three oil analysis laboratories); and the On-Site Analyzer (developed jointly with the Thermo Jarrell Ash ("TJA") Division of Thermo Instrument Systems, Inc.), which is a proprietary oil analysis instrument that combines two spectrometers in order to analyze both new or used oil in eight minutes at the end-user's site; and one technology licensed from the Massachusetts Institute of Technology ("M.I.T."), ARCS (a safety and restraint technology).

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

Revenue is currently derived primarily from sales of the Overhead Speaker System for both production line and dealership installed units and from the sale of oil analysis services.

Basis of Presentation - Certain 1994 and 1993 amounts have been reclassified to conform to the current year presentation.

Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition - The Company recognizes revenue from sales of its products (Automotive Technology segment) at the time the products are shipped. On October 1, 1994, the Company changed its method of revenue recognition for its oil analysis test kits (oil analysis service segment). Previously, the Company recorded revenue from the advance billing of unprocessed test kits mailed to customers to collect oil samples and accrued an estimated cost amount for processing such kits. Under the new policy, the Company recognizes revenue from the performance of its oil analysis services (oil analysis service segment) at the time the service is rendered. Advance billings for oil analysis services are considered deferred revenue until such time as the oil analysis service is rendered.

Through the use of computer modeling techniques, creation of a new software program to track test kits by identification numbers and based on an analytic review of the activity of major customers, the Company has determined that retroactive application of this revised method to correct the accounting error from using the previous method from the period October 1, 1993 through September 30, 1994 would have resulted in an immaterial net change in net income for the period. In order to reflect the change in revenue recognition method, the caption in the liability section of the Company's balance sheet at September 30, 1994 was changed from "Accrued Testing Costs" to "Deferred Service Revenue". Advance billings for oil analysis service will now be considered deferred revenue until such time as the oil analysis is rendered.

Inventories - Inventories are stated at the lower of cost or market and are valued by the first-in, first-out (FIFO) method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Intangible Assets - Intangible assets primarily consist of the cost of acquired businesses in excess of the fair value of net tangible and identifiable intangible assets acquired (See Note 7.) The cost in excess of the fair value of net tangible and identifiable intangible assets is being amortized on a straight-line basis over 40 years. The capitalized database is being amortized over 15 years using the straight-line method. Subsequent to its acquisitions, the Company continually evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance of acquired businesses, specific industry trends and general economic conditions to assess whether the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When such factors, events or circumstances indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the intangible assets in measuring their recoverability.

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

                                      Q1          Q2           Q3           Q4
Pretax income (loss), as reported  $251,265     $ 513,265    $(482,681)   $(537,272)
  Option Compensation                   -        (262,813)       --         262,813
  OSA Capitalized Costs               6,124       (42,418)      57,068      (20,774)
                                   --------      ---------   ---------     ---------
Pretax income (loss), as adjusted  $257,389     $ 208,034    $(425,613)   $(295,233)
                                   =========     =========    ========     =========

During the fourth quarter of fiscal 1995, the Company recorded an additional valuation allowance in the amount of $550,000. (See Note 12.)

2. ACQUISITIONS

In January 1994, the Company acquired the assets of Pro-Tech Oil Analysis (Pro-Tech) of Sparks, Nevada. The total purchase price of $589,075 consisted of approximately $96,324 in cash and issuance of 74,396 shares of the Company's common stock which were valued at $6.625 per share, the closing market price on the date of the transaction.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

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

In September 1993, the original purchase agreement was amended. The amendment included the issuance of 600,000 shares of common stock of the Company, with a guaranteed minimum value of $3.375 per share, a portion of which was considered full consideration for the cancellation of the previous $1,670,000 note. Two promissory notes totaling $835,592 were issued (See Note 9) and additional cash payments of $210,000 were made. The original ten-year non-compete agreement was canceled and the annual base salary, under the four-year employment agreement to an officer of the Company (see Note 13) was reduced to $200,000. PSI and SMI were later merged and a new subsidiary, UTG was formed.

The  above  acquisitions  were  accounted  for  under  the  purchase  method  of accounting and, accordingly, the results of operations of the businesses acquired are included in the consolidated statements of operations for the respective years of acquisition for the period from the dates of the acquisitions. (See Note 7).

The unaudited pro forma consolidated results of operations of the Company, as if the PSI and SMI acquisitions had been made at the beginning of the fiscal year in the period ended September 30, 1993, are as follows:

                                                             Year Ended
                                                                1993
Net sales                                                   $ 9,392,146
                                                            ===========
Net loss                                                    $(3,292,857)
                                                            ============
Net loss per common share                                          (.14)
                                                          ===============

The Pro-Tech acquisition was not material and therefore is not included in the above table.

3. STATEMENTS OF CASH FLOWS

There were no noncash investing activities for the year ended September 30, 1995. Noncash investing activities for the years ended September 30, 1994 and 1993 are as follows:
                                                   1994                1993
                                                   ----                ----
  Accounts Receivable                           $ (208,484)         $ 148,298
  Property and equipment                                 -            652,115
  Capitalized database                                   -          3,162,500
  Other                                                  -            120,100
  Intangibles                                    1,337,092          3,697,559
  Liabilities assumed                             (539,783)          (878,470)
  Issuance of stock in  connection with the
    acquisitions                                  (492,501)         2,231,250)
  Issuance of notes payable in connection
   with the acquisition of SMI                           -            (835,592)
                                              --------------          ---------
  Cash used in acquisitions                     $   96,324         $3,835,260
                                                ==========          =========

The 1994 amounts include the preliminary purchase price allocations for the Pro-Tech acquisition.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

3. STATEMENTS OF CASH FLOWS (continued)

There were no noncash financing activities during 1995 and 1994. Noncash financing activities during 1993 consisted of the following:
                                                                      1993
                                                                      ----

Issuance of warrants in connection with notes payable             $ 96,096
Discount on notes payable in connection with the issuance
 of warrants                                                       (96,096)
                                                                   -------

Cash paid                                                          $   -
                                                                   =======

4. INVENTORIES

Inventories consisted of the following at September 30, 1995 and 1994:
                  1995         1994
                 --------   --------

Raw materials    $395,999   $292,211
Finished goods     72,170     64,287
                 --------   --------
                 $468,169   $356,498

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1995 and 1994:

                                                                 Useful
                                                                 Life (Years)      1995          1994
                                                                                   ----          ----
                                                                 ------------
Equipment ....................................................          2-12    $ 1,360,009    $1,142,086
Computer Equipment ...........................................           3-4      1,261,950       565,472
On-Site Analyzers ............................................           4-5      1,015,101       746,033
Tooling ......................................................             2        832,891       231,669
Furniture and fixtures .......................................           3-5        286,731       198,079
Vehicles and delivery equipment ..............................             3        102,893       107,409
Leasehold improvement ........................................           2-5        163,945       107,715
                                                                                -----------    ----------
                                                                                  5,023,520     3,098,463
               Less:  accumulated depreciation ..............................    (1,778,797)     (893,605)
                                                                                -----------    ----------
                                                                                $ 3,244,723    $2,204,858


Depreciation of tooling and production equipment in the amount of $415,428 and $337,380 for the years ended September 30, 1995 and 1994, respectively, has been allocated to cost of sales as it directly relates to the services and products sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

6. MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS

Manufacturing and distribution rights and patents consisted of the following at September 30, 1995 and 1994:

                                                                         Useful
                                                                      Life (Years)     1995        1995
                                                                        ---------    ---------    --------
Manufacturing rights ................................................          13    $  58,438    $ 58,438
Distribution rights .................................................          13      437,501     437,501
Patents .............................................................          10      218,964     175,392
                                                                                     ---------    --------
                                                                                       714,903     671,331
Less: accumulated amortization ......................................                (348,138)    (294,532)
                                                                                     ---------    --------
                                                                                     $ 366,765    $376,799
                                                                                     =========    ========

OHSS (Overhead Speaker System)
The Company has the exclusive right to produce and sell Pelo Sound products in North, Central and South America and a non-exclusive right to produce and sell the products in all other areas of the world, excluding Europe. The value of these rights is being amortized over 13 years, and have a remaining net book value of $26,697.

The Company has distribution rights acquired from B&R International Imports, Corp. related to its Overhead Speaker System. The net book value of these rights, which are being amortized over 13 years, is $152,825 at September 30, 1995. The Company also has patents on the OHSS relating to improvements and perfections on the Overhead Speaker System. The net book value of these patents, which is being amortized over ten years is $53,304.

OSA (On-Site Analyzer)
OSA, Inc. has been granted two patents on unique technology critical to the operations of its On-Site Analyzer. The Company is carrying net assets of $36,937 relating to patents on the OSA in the accompanying balance sheet at September 30, 1995.

ARCS (Acceleration Restraint Curve Safety Seat)
In September 1990, the Company entered into an exclusive licensing agreement with M.I.T. for certain technologies associated with the ARCS Seat Safety Motion whereby M.I.T. would share in any revenue produced from the technologies. M.I.T. shall receive 5% of any sublicense revenue and one-half of one percent (.5%) of Net Sales of Licensed Products or Licensed Processes, as defined. These licensed technologies have contributed to the research, development and design efforts for the Company's ARCS project. No revenues were recorded in fiscal 1995.

The Company has a net book value of $91,576 manufacturing and distribution rights and patents related to the ARCS Seat Safety Device included in the accompanying balance sheet as of September 30, 1995.

EFECS (Engine Fuel Economy Emission Control Reduction System) Fuel Saving Device (See Note 19.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 1995 and 1994:

                                                     Useful
                                                  Life (Years)        1995        1994
                                                                      ----        ----
                                                  ------------
Capitalized database ......................         15            $ 3,162,500    $3,162,500
Less:  accumulated amortization                                      (456,807)     (245,973)
                                                                     --------      --------
                                                                  $  2,705,693   $2,916,527
                                                                  ============   ==========
               .............                        40             $ 5,034,651   $5,034,651
Intangible assets relating to business.                               (266,181)    (164,905)
Less:  accumulated amortization                                    -----------   ----------
                                                                   $ 4,768,470   $4,869,746
                                                                   ===========    ==========

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

8.  OTHER ASSETS

Included in other assets at September 30, 1995 is a $650,000 deposit which was made to the manufacturer of the OSA units.

9.  DEBT

Notes payable at September 30, 1995 and 1994 are as follows:       1995         1994
                                                                 ----------    ------

Senior Subordinated convertible notes, due June 2000, bearing
 interest at 9% .............................................    $2,060,000   $ --
                                                                 ==========   ======
Note payable-affiliate, payable to sellers of SMI,
 non-interest bearing                                            $    -       $ 88,042
                                                                 ==========   ========


On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc. ("Ganz") whereby the holders would purchase $3,020,000 in senior subordinated convertible notes from the Company. In June 1995, the Company issued $2,060,000 of nine percent (9%) convertible notes maturing in June 2000. After June 9, 1996, the notes can be prepaid by the Company without penalty and can be converted by the holders into fully registered shares of the Company's common stock at a conversion price of $10 per share. The Company issued the remaining $960,000 in notes and received the related proceeds on October 12, 1995. If there is a change in control of the Company, as defined in the agreement, there is a mandatory prepayment due for any amounts outstanding relating to the notes.

In November 1994, the Company entered into a $5,000,000 Loan Agreement, which was subsequently amended, with the First Union National Bank of Florida (the "Bank"). The agreement stipulated that $4,500,000 (OSA Line) of the proceeds could be used for the purchase of certain OSAs. The agreement also indicates that $500,000 would be available for short-term working capital through January 31, 1996. In April 1995 the short-term working capital line was increased by $250,000 and subsequently increased by an additional $750,000 in October 1995 for an aggregate of $1,500,000 of borrowing capacity. The Bank is not required to fund any part of the OSA Line until such time as the Company has paid to Thermo Jarrell Ash (TJA) $1,900,000 or purchased 31 OSAs for a total purchase price of $1,250,000 without Bank funding. As of September 30, 1995, the Company has paid $1,285,018 toward the above $1,900,000 requirement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.  DEBT  (continued)

Those OSAs purchased with proceeds from the OSA line are required to be leased to the Company's customers and meet certain conditions, such as acceptable term of lease, inspection, and creditworthiness of lessee. OSAs purchased with sources of funds other than Bank financing do not need to be leased to the Company's customers. The Loan Agreement is secured by each OSA unit purchased by the Company along with all of the Company's other assets, including leases for any of the OSA units and a $650,000 deposit paid by the Company to TJA. During the term of the loan, the Company is required to meet certain financial covenants as well as pay a commitment fee on the OSA line unused funds.

Amounts outstanding under the Loan Agreement bear interest at the prime rate plus .85% and interest only is payable monthly. A principal payment will be required that is sufficient to reduce the principal amount outstanding, if any, to $2,250,000 on December 31, 1996 with any remaining amounts outstanding being due and payable on December 31, 1997. The Company has expanded its bank facility in order to be able to finance the roll-out of the OSAs and purchase OSAs from TJA. As of September 30, 1995 no amounts were outstanding under this Loan Agreement.

In July 1993, a $1,670,000 note was issued to the former owners of SMI as part of the acquisition of SMI. The note was subsequently canceled in connection with the issuance of 600,000 shares of the Company's common stock valued at $2,025,000. Two non-interest bearing notes were then issued totaling $835,592. Interest on the note due October 31, 1994 was imputed at the fair market value rate of 3.87% in fiscal 1994 and the balance outstanding of $88,042 at September 30, 1994 for this note was paid in full in November 1994.

Cash paid for interest for the years ended September 30, 1995, 1994 and 1993 was $60,300, $16,253 and $73,467, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Company leases office space under noncancelable operating leases. Future minimum rental commitments under these leases is as follows:
         Fiscal Year Ending September 30:
         1996               $451,171
         1997                373,094
         1998                320,365
         1999                275,942
         2000                143,325
         Thereafter                -
The lease commitments schedule above excludes the lease for the Company's corporate offices in Palm Beach Gardens, Florida, which can be canceled at any time through April 15th of each lease year upon 30 days notice. (See Item 2. Description of Property)
Total rental expense amounted to $447,170, $347,555 and $107,982 for the years ended September 30, 1995, 1994, and 1993, respectively.

The Company has commitments under certain employment agreements entered into with individuals in management positions. The payments due under these agreements aggregate $474,300 and are payable during fiscal 1996. Two executives are eligible to receive an incentive payment of half of their base salary if the Company's net operating income as a percentage of net sales exceeds eight percent. This incentive payment could be as high as twice the base salary if this percentage is 20 percent or greater. (See Note 13 for incentive compensation based on revenue.) Also, an executive is eligible for a 3% commission on the cumulative gross profit from OSA, Inc. There were no amounts due related to the incentive payments or the 3% commission in fiscal 1995, 1994 and 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES (continued)

The Company enacted a Retirement Salary Savings Plan (401(k)) (the "Plan") effective October 1, 1993. All employees that were employed on October 1, 1993 were eligible to join the Plan. Otherwise, they will be eligible to participate in the Plan if they have completed three months of service and have attained the age of 21. The enrollment dates are the first day of each quarter. The Company will match 25% of each dollar contributed by an employee to the Plan on the first 6% of the salary deferral, not to exceed 1 1/2% of the employee's total salary eligible under the Plan. The cost the Company incurred for matching employee contributions and administrative costs during fiscal 1995 and 1994 was approximately $57,384 and $42,530 respectively.

The Company has from time to time incurred expenses associated with litigation defense and payment of settlements or judgments in connection with its businesses. The Company believes that such litigation and other legal matters should not have a significant adverse effect on the Company's financial position or results of operations.

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

The income tax expense (benefit) for the years ended September 30, 1995 and 1994 consists of the following components:

Current:                        1995                          1994
                                ----                          ----
         Federal               $(839,000)                $ (27,000)
         State                    60,000                         -
                              -----------                 ----------
                               $(779,000)                  (27,000)
                               ----------                 ----------
Deferred:
         Federal                 (64,000)                  (28,157)
         State                   (11,000)                   (4,969)
                              -----------                ----------
                                 (75,000)                  (33,126)
                              -----------                 -----------
Increase (reduction
 in beginning
of the year valuation
 allowance                      1,464,000                (2,209,874)
                               ----------               ----------
                               $  610,000               $(2,270,000)
                               ==========               ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

12.  INCOME TAXES (continued)

A reconciliation of the federal income tax expense (benefit) at the statutory rate to the Company's effective income tax benefit for the years ended September 30, 1995 and 1994 are as follows:

                                                          1995           1994
                                                   -----------    -----------
Income tax benefit at statutory rate ...........   $(949,000) $       (86,844)
State income tax expense (benefit) .............        40,000        (15,325)
Increase (reduction) in valuation allowance, net     1,464,000     (2,209,874)
Non-deductible expenses ........................        55,000         33,696
Other ..........................................          --            8,347
                                                   -----------    -----------
                                                   $   610,000    $(2,270,000)
                                                   ===========    ===========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company has determined, based on expected future taxable income which can be predicted with reasonable certainty, that it is more likely than not that the net deferred tax assets at September 30, 1995 will be realized before the expiration of the underlying net operating loss carryforwards

The reduction in the valuation allowance of $2,209,874 in 1994 was based on expectations of future taxable income. The Company estimates future taxable income by projecting the results of its business activities based on known factors existing at the current date. The Company's estimate of future taxable income changed from the beginning of fiscal 1994 due to: (1) greater certainty regarding the Company's OHSS units for Jeep(R) Cherokee production installation (this application began in September 1993); (2) greater penetration in the Jeep(R) Grand Cherokee OHSS application being attained; (3) the decision by Chrysler to convert its Toledo facility to full utilization for Jeep Cherokee production, thereby increasing the number of units the Company would be supplying (previously the Toledo facility produced not only Jeep(R) Cherokees but also other Chrysler models; and (4) progress, during mid-fiscal year 1994, in gaining new vehicle applications for the OHSS.

An additional valuation allowance in the amount of $550,000 has been established for a portion of the deferred income tax asset recorded at September 30, 1994 as a result of the Company not meeting expectations of taxable income for fiscal 1995.

The Company has recorded a deferred income tax benefit and related deferred income tax asset based on the pre-tax loss for fiscal 1995. A valuation allowance in the same amount has been established since the Company's assessment for future taxable income expected in fiscal 1996 and beyond has remained in principal unchanged.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1994 are as follows:
                                                   1995           1994
                                            -----------    -----------
Deferred tax assets:
  Book operating losses .................   $ 5,547,000    $ 4,784,500
  Expenses for book, not for tax                116,000         92,000
                                            -----------    -----------
                                              5,663,000      4,876,500
                                            -----------    -----------
Deferred tax liabilities:
  Capitalized database ..................    (1,082,000)    (1,167,000)
  Excess book over tax basis of
   acquired property and equipment ......          --          (60,000)
  Tax over book depreciation ............      (118,000)      (129,374)
  Other, primarily deductible intangibles
   amortization .........................      (115,000)       (86,000)
                                            -----------    -----------
                                             (1,315,000)    (1,442,374)
                                            -----------    -----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
12. INCOME TAXES (continued)

Net deferred assets before                      1995               1994
                                               -----               ----
   valuation allowance                      4,348,000         3,434,126
Less valuation allowance                   (2,628,000)       (1,164,126)
                                          -----------       -----------
  Net deferred tax assets                  $1,720,000        $2,270,000
                                           ==========        ==========

At September 30, 1995, the Company has net tax basis Federal operating loss carryforwards of approximately $19,838,000, which may be used to offset future taxable income, if any. The Company's net operating loss carryforwards begin expiring in 2001. Expiration of the net operating loss carryforwards will occur as follows:


            Year                            Net Operating
         Expiring                         Loss

              2001                           $   124,000
              2002                               306,000
              2003                               721,000
              2004                             1,466,000
              2005                             1,733,000
              2006                             1,432,000
              2007                             2,144,000
              2008                             3,774,000
              2009                               686,000
              2010                             7,452,000
                                               ---------
                                             $19,838,000
                                             ===========

13. RELATED PARTY TRANSACTIONS

In fiscal 1993, the President and Chief Executive Officer (CEO) of the Company entered into a new employment agreement. The term of this employment agreement is five years through August 18, 1998. The agreement provides for a base annual salary of $200,000 per year. The Company's Compensation Committee will review the base salary annually during the term, and may increase, but not decrease, the base salary. Additionally, the new agreement calls for incentive compensation payments based upon the following: (1) revenue (at the rate of 1% of quarterly revenue, if quarterly revenue exceeds $6.25 million and descending downward to the rate of .75% of quarterly revenue if it is between $6.25 million to $12.5 million and .5% of quarterly revenue if quarterly revenue is over $12.5 million), and (2) profitability (at the rate of 50% of the incentive amount based on revenue if net income is 8% of net sales, up to a rate of twice the incentive amount based on revenue if net income is 20% or greater) of the Company during the term, payable after the end of each of the Company's fiscal quarters according to specific formulas contained in the agreement. The incentive compensation expense for fiscal 1995 and 1994 was $189,688 and $151,378, respectively. In fiscal 1994, the Company granted the President/CEO non-qualified options to purchase 600,000 shares of common stock of the Company, at the then current market price of $2.0625, under the 1993 Plan, as later defined. The options vest annually, with 500,000 being vested at September 30, 1995 and 100,000 options vesting on August 18, 1996. In the event of termination without cause or if the President/CEO resigns for "good reason", as defined in the agreement, the Company is required to make 36 consecutive monthly payments equal to his base and incentive compensation. The President/CEO will also continue to receive medical, life and disability insurance coverage during the 36 month term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
13. RELATED PARTY TRANSACTIONS  (continued)

In January 1994, an employee, the former President of the Company's subsidiary, UTG, was terminated. The employee was paid his monthly base salary of $11,700 through June 30, 1994 for a total of $58,500. The employee exercised all vested stock options and the Company accelerated vesting of 70,200 of the employee's remaining stock options. Compensation expense of $262,813 is included in general and administrative expenses in the accompanying statement of operations for the year ended September 30, 1994 related to this acceleration.

A former owner of SMI (See Note 2), entered into a four year employment agreement in July 1993, as amended subsequently, and was appointed Chairman of UTG and a director of the Company. The employment agreement calls for a base salary of $200,000 per year and issuance of stock options to purchase 70,000 shares of the Company's common stock which vest on July 18, 1997. The Company had a note payable to the sellers of SMI, one of which is this individual, at September 30, 1994 which resulted from the purchase of SMI by the Company (See
Note 9). This note was paid in full in November 1994.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15. STOCK AND STOCK OPTION PLANS (continued)

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

The 1993 Plan also provides for the automatic grant of 30,000 non-qualified options to any director who is not an employee of the Company. These options vest in increments of 5,000 options per director every six months commencing six months from the date of the director's election to the board, provided that they are still serving as a director at that time. In December 1994, the 1993 Plan was amended to change the vesting periods for both directors and employees from every six months to June 30 and December 31. However, in the event any director resigns prior to full vesting, the options will vest on a pro-rata basis.

16. STOCK GRANTS

In 1990, the Company issued Awards of 300,000 and 150,000 shares of restricted common stock to the President/CEO and Executive Vice President, respectively, under the 1990 Stock Plan. At September 30, 1995, 300,000 of the shares awarded to the President/CEO and Executive Vice President were vested. In fiscal 1994 and 1993, the President/CEO deferred vesting of 50,000 shares (a total of 100,000 shares) granted in 1990. Also, in fiscal 1993, the Executive Vice President canceled 50,000 shares previously granted to him which were reissued to a consultant for previous services rendered.

17. STOCK OPTIONS AND WARRANTS

The Company has issued the following options and warrants to directors, officers, employees and consultants during 1995, 1994 and 1993. All of the following options and warrants were generally issued at the fair market value of the underlying stock at the date of grant; therefore, no expense has been recognized.

The information for shares under option is as follows:

                                                             1995           1994           1993
                                                             ----           ----           ----

Outstanding, beginning of year:
  Shares .............................................   3,537,562      4,687,072      3,896,791
  Price ..............................................   $.28125-8.75   $.28125-4.00   $.28125-7.00

Granted:
  Shares .............................................   583,750        831,757        3,404,155
  Price ..............................................   $6.625-8.25    $2.9375-8.75   $.01-4.00

  Expiration Dates ...................................   10/25/2004-    4/1/1994 -     4/29/1996 -
                                                          8/31/2005     9/1/2004       9/28/2003
Exercised:
  Shares .............................................   (1,015,082)    (1,761,100)    (1,626,241)
  Price ..............................................   $.28-6.50      $.28125-6.00   $.01-2.00


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
17.  STOCK OPTIONS AND WARRANTS (continued)

Expired or Canceled:
  Shares ........................      (59,280)     (220,167)     (987,633)
  Price .........................   $.5625-6.50   $2.3125-6.00  $.28125-7.00

Outstanding, end of year:
  Shares ........................    3,046,950     3,537,562     4,687,072
  Price .........................   $.28125-8.75  $.28125-8.75  $.28125-4.00
Exercisable, end of year
  Shares ........................    2,298,700     2,452,411
Available for grant,  end of year
  Shares ........................      438,691

18. CONCENTRATION OF CREDIT RISK

The majority of the Company's overall revenue was derived from customers in the automotive manufacturing and automotive parts and accessories industries. In fiscal 1995, one customer accounted for 66% of net sales. That same customer accounted for 60% and 63% of net sales in both 1994 and 1993. In the Company's automotive technology segment the same customer, an OEM, accounted for 91% of the total business activity in fiscal 1995. As of September 30, 1995 the Company's receivable balance from this customer was $2,722,045. The majority of this receivable was subsequently collected. The loss of this customer would have a material adverse effect on the Company. Oil analysis services are being provided to over 1,500 active customers on a normal credit terms basis. In fiscal 1995 five customers accounted for approximately 42% of the oil analysis service segments business activity. The loss of any two of the five customers would have a material adverse effect on the Company.

Export sales in 1995, 1994 and 1993 were insignificant.

19. SALE OF ENGINE FUEL ECONOMY EMISSIONS CONTROL REDUCTION SYSTEM TECHNOLOGY ("EFECS") TO ADRENALINE, INC.

On May 10, 1995, the Company entered into an agreement with Adrenaline, Inc. ("Adrenaline"), the original inventor of the Engine Fuel Economy Emission Control Reduction System ("EFECS") technology, to assign its interest in the proprietary technology to Adrenaline. The agreement extends until such time as the patent rights expire due to the passage of time or otherwise, unless the license to Adrenaline from M.I.T. under the Patent Agreement is terminated. Under the terms of the agreement the Company assigned its interest in this technology in return for future royalties. Beginning in December 31, 1996, the Company will receive an annual royalty equal to the greater of (i)$50,000, or
(ii) an amount based upon royalties received from sublicensing and a percentage of Adrenaline's net sales derived from the technology. After the Company receives $400,000 in cumulative royalty payments, the Company will receive (i) 25% of any royalty income received by Adrenaline from sublicensing and (ii) 2% of Adrenaline's net sales of the technology. As of December, 1995, Adrenaline had not commenced marketing this technology. At such time as Adrenaline generates revenues in the future, the agreement permits Adrenaline to withhold paying the Company prospective royalty payments in the event a patent infringement suit is brought challenging the technology. Adrenaline is further permitted to withhold paying royalties until the patent litigation is terminated. To the extent that Adrenaline has paid the Company any royalties, it will not be obligated to reimburse Adrenaline for such sums. Because of the contingent nature of the agreement, the Company intends to record all future royalty income on a cash basis. The cost of $35,000 related to the assignment of interest of the EFECS patents is included in the statement of operations for the fiscal year ended September 30, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
20. SEGMENT INFORMATION

The Company currently classifies its operations into the following segments: (1) automotive technology which primarily consists of the Overhead Speaker System,
(2) Oil Analysis Service which primarily consists of UTG and OSA operations. Corporate and other includes general corporate assets consisting primarily of cash and cash equivalents, property and equipment, deferred income tax assets, and corporate expenses. The material components of corporate general and administrative expenses are salaries and benefits; travel and entertainment; consulting; and proxy, printing and transfer costs. In fiscal 1995 direct corporate expenses (salaries, benefits and general and administrative expenses) have been allocated to the segments.

Financial information about the Company's operations by segments for the years ended September 30, 1995, 1994 and 1993 is as follows:

             Automotive    Oil Analysis      Corporate
Revenue:     Technology         Service      and Other    Consolidated
    1995   $ 13,893,459    $  5,075,347    $      --      $ 18,968,806
    1994   $  9,203,938    $  5,878,281    $    55,643    $ 15,137,862
    1993   $  2,423,488    $  1,345,465    $   112,852    $  3,881,805
Operating Income
(Loss):
    1995   $  4,008,392    $ (3,468,432)   $(3,489,006)   $ (2,949,046)
    1994   $  2,821,308    $   (384,367)   $(2,923,235)   $   (486,294)
    1993   $   (833,343)   $     25,848    $(2,390,494)   $ (3,197,989)
Depreciation and
Amortization:
    1995   $     79,085    $    700,004    $   118,441    $    897,530
    1994   $     66,647    $    323,314    $    94,848    $    484,809
    1993   $     80,012    $     83,205    $   116,777    $    279,994

Identifiable
Assets:
    1995   $  4,336,403    $ 11,335,226    $ 3,573,810    $ 19,245,439
    1994   $  1,737,336    $ 10,217,289    $ 6,525,330    $ 18,479,955
    1993   $  1,843,608    $  8,634,738    $   363,822    $ 10,842,168

Capital
Expenditures:
    1995   $    778,804    $  1,110,250    $   128,357    $  2,017,411
    1994   $    323,723    $    891,169    $   120,592    $  1,335,484
    1993   $    269,742    $    282,170    $    65,345    $    617,257



21. OTHER INCOME

Included in Other Income in fiscal 1995 is $229,500 which relates to the recovery of funds from the PSI, Inc. lawsuit. (See Item 3. Legal Proceedings) Included in Other Income in fiscal 1994 is approximately $278,000 related to the recovery of loan fees that had been previously written-off in fiscal 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

22. OTHER EVENT

On December 4, 1995, the Company entered into a non-binding Letter of Intent with a group interested in becoming the exclusive world-wide franchisor of the Company's On-Site Analyzer for use in the equipment maintenance market. In consideration of the payment of $10,000, this group received the exclusive right to negotiate with the Company for a limited time for the acquisition of these worldwide rights.

Specifically excluded from this agreement are the rights to negotiate for the refinery market, oil blending plants and numerous other markets where the usage of the On-Site Analyzer will be utilized only for internal use. There can be no assurances that a final agreement will be reached. Due to the preliminary nature of these discussions, the potential impact on the Company's financial statements is indeterminable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None

                                                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on March 15, 1996, sections entitled "Election of Directors".
ITEM 11.  EXECUTIVE COMPENSATION
         Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on March 15, 1996, section entitled "Executive Officer Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on March 15, 1996, sections entitled "Voting Securities and Principal Holders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               None

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                           Page
(a)      (1)  Financial Statements. See Item 8 of Form 10-K..................17

(a)      (2)  Financial Statement Schedules required to be filed.
                  Schedule II - Valuation and Qualifying Accounts............40
                  All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.
(a)      (3)  Exhibits

         3.0 Amended and Restated Certificate of Incorporation..............(1)
         3.1 Amendment to Certificate of Incorporation......................(8)
         3.2 Bylaws of Registrant...........................................(2)
         3.3 Amendment to Bylaws of Registrant..............................(8)
         3.4 Amendment to the Amended and Restated Certificate of
             Incorporation.................................................(10)
         4.0 1990 Stock Plan................................................(3)
         4.1 1993 Stock Option Plan.........................................(4)
         10.0 Employment Agreement Between Registrant and Mr. Stuart Landow.(5)
         10.1 Employment Agreement of Carlton S. Joyce......................(6)
         10.2 First Amendment to Employment Agreement of Stuart Landow......(8)
         10.3 First Amendment to Employment Agreement of Carlton S.Joyce....(9)
         10.4 Lease of Office/Laboratory Space - of United Testing
              Group, Inc. - Addison, Illinois...............................(8)
         10.5 Lease of Office/Warehouse Space of United Testing
              Group, Inc. (Spectro Metrics, Inc.) - Atlanta, Georgia........(8)
         10.6 Master License Lease Agreement - Exxon.......................(10)
         10.7 Equipment Purchase Agreement - Thermo Jarrell Ash
              Corporation..................................................(10)
         10.8 First Amendment to Lease of On-Site Analysis, Inc.,
              Atlanta, Georgia.............................................(10)
         10.9 Lease of Office and Warehouse Space of United Testing
              Group, Inc., Sparks, Nevada..................................(10)
         10.10Lease of Office Space of Top Source Technologies, Inc.,
              New York City, New York......................................(10)
         10.11Shareholder Rights Plan.......................................(7)
         10.12Note Purchase Agreement dated as of June 9, 1995 Regarding
              9% Senior Subordinated Convertible  Notes  Due June 9,
              2000 by and  among  Top  Source Technologies, Inc. Purchasers and Ganz Capital Management, Inc.............................(11)

         10.13 Agreement by and between Top Source Technologies, Inc., dated May 10, 1995, Adrenaline, Inc.and Edward Van Duyne
                (EFECS Technology) ........................................(11)
         10.14  First Amendment to Shareholder Rights Plan.................(12)
         10.15  Second Amendment to Shareholder Rights Plan................(13)
         10.16  Loan Agreement dated November 24, 1994 between Top
                Source Technologies, Inc. and On-Site Analysis, Inc. and
                First Union National Bank of Florida.......................(14)
         10.17 Loan Agreement dated April 13, 1995 between Top Source Technologies, Inc. and On-Site Analysis, Inc. and First
                Union National Bank of Florida.............................(14)
         10.18  Lease Agreement dated February 10, 1995 for Michigan facility, Troy, MI.........................................(14)
         10.19  Employment Agreement of David Natan........................(15)
         10.20  Master Purchase Agreement - Thermo Jarrell Ash Corporation.....
        10.21   Lease of Office Space dated December 20, 1995 of Top Source
                Technologies, Inc., Palm Beach Gardens, FL.....................
         10.22  Loan Agreement dated October 12, 1995 between Top Source
                Technologies, Inc. and On-Site Analysis, Inc...................
         11.0   Statement Re Computation of Net Income Per Share...........(10)
         27.0   Financial Data Schedule........................................

(b)      Reports on Form 8-K
           A report on Form 8-K, an update of other events, was filed on September 27, 1995.

Exhibit Index

         (1)      Contained in the Form 8-A dated July 10, 1993.
         (2) Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the Form 8-B on 11/16/92.
         (3) Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the 12/31/90 Form 10-K.
         (4) Contained as an exhibit to the Proxy Statement dated January 11, 1994.
         (5) Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed on November 16, 1993.
         (6)      Contained in the Form 8-K/A No. 3 dated November 13, 1993.
         (7)      Contained in Form 8-K dated January 5, 1995.
         (8) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/93 Form 10-K.
         (9) Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed on January 10, 1994.
         (10) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/94 Form 10-K.
         (11) Contained in documents filed with the Securities & Exchange Commission in conjunction with the 6/30/95 Form 10-Q.
         (12)     Contained in the Form 8-A/A No. 1 dated July 17, 1995.
         (13)     Contained in the Form 8-A/A No. 2 dated December 5, 1995
         (14) Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed May 4, 1995.
         (15) Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed September 27, 1995.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

=========================== ---------------- ---------------- ----------------- ----------------- =======================
                            Balance at       Charged to       Additions
                            Beginning of     Costs and        Charged to                          Balance at End of
                            Period           Expenses         Other Accounts (1)                  Period
Description                                                                       Deductions
=========================== ---------------- ---------------- ----------------- ----------------- =======================
Deducted from Accounts
Receivable -
Allowance for Doubtful
Accounts
=========================== ---------------- ---------------- ----------------- ----------------- =======================
Year Ended September 30,
1995
                              $150,000         $159,645              -            ($163,942)               $145,703

=========================== ---------------- ---------------- ----------------- ----------------- =======================
Year Ended September 30,
1994                           $13,145         $136,855              -                 -                   $150,000

=========================== ================ ================ ================= ================= =======================
Year Ended September 30,
1993                           $     -          $5,645           $7,500                -                   $ 13,145
=========================== ================ ================ ================= ================= =======================

  (1) Allowance upon acquisition of receivables of Spectro/Metrics, Inc.

                                                             SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registrant's report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TOP SOURCE TECHNOLOGIES, INC.
                                               By: \s\Stuart Landow
                                                   Stuart Landow, President and
                                                   Chief Executive Officer

Dated:   January 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


GNATURE                         TITLE                            DATE
\s\ Stuart Landow            Chairman of the                   January 12, 1996
 Stuart Landow               of the Board of Directors

\ Christer Rosen           Director                            January 12, 1996
Christer Rosen

\s\ David Natan              Treasurer, Vice President of      January 12, 1996
David Natan                  of Finance(Principal Financial
                             Officer) and Director

\s\ Ronald P. Burd           Director                          January 12, 1996
Ronald P. Burd

\s\ Carlton S. Joyce         Director                          January 12, 1996
Carlton S. Joyce

\s\ Arthur S. Kirsch         Director                          January 12, 1996
Arthur S. Kirsch

\s\ Clinton D. Lauer         Director                          January 12, 1996
Clinton D. Lauer

\s\ Paul F. Moore            Director                          January 12, 1996
Paul F. Moore

Mani A. Sadeghi              Director                          January 12, 1996
Mani A. Sadeghi