Form 10-Q
period 1995-12-31
TOP SOURCE TECHNOLOGIES INC
filed 1996-02-14
CIK 800055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1995

                         Commission File Number 1-11046


                          TOP SOURCE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                              84-1027821
     (State or other jurisdiction of                (I.R.S.Employer
     incorporation or organization)                  Identification Number)



  7108 FAIRWAY DRIVE, SUITE 200, PALM BEACH GARDENS, FLORIDA  33418
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

              Class               Outstanding at February 1, 1996
Common stock, $.001 par value            27,979,477 shares













                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

                                    INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1995
          (Unaudited) and September 30, 1995  . . . . . . . . . . . . . . . .  1

        Consolidated Statements of Operations for the
          Three Months Ended December 31, 1995 and 1994
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2


        Consolidated Statements of Cash Flows for the
          Three Months Ended December 31, 1995 and 1994
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3


        Notes to Unaudited Interim Consolidated
          Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .  4

ITEM 2.   Management's Discussion and Analysis of Interim

                 Financial Condition and Results of Operations  . . . . . . .  4



                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  7


ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  7






                                        i


TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
 (UNAUDITED)
                                                   DECEMBER  31,  SEPTEMBER 30,
ASSETS                                                1995         1995
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                             1,703,497    1,154,137
  ACCOUNTS RECEIVABLE TRADE (NET OF ALLOWANCE OF
    $99,032 AND $145,703  AT DECEMBER 31 AND
    SEPTEMBER 30,  RESPECTIVELY)                        2,935,929    3,489,791
  INVENTORIES                                             847,471      468,169
  PREPAID EXPENSES                                        430,684      436,738
  OTHER                                                   144,411       82,258
                                                      ------------ ------------
TOTAL CURRENT ASSETS                                    6,061,992    5,631,093

PROPERTY AND EQUIPMENT, NET                             3,290,519    3,244,723
MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS, NET    367,172      366,765
CAPITALIZED DATABASE, NET                               2,652,985    2,705,693
INTANGIBLE ASSETS RELATING TO BUSINESSES ACQUIRED, NET  4,737,003    4,768,470
DEFERRED INCOME TAX ASSETS, NET                         1,720,000    1,720,000
OTHER ASSETS, NET                                         798,913      808,695
                                                      ------------ ------------
TOTAL ASSETS                                           19,628,584   19,245,439
                                                      ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                        985,200    1,279,761
  ACCRUED SALARIES                                         67,108      318,621
  ACCRUED LIABILITIES                                     325,987      681,961
  DEFERRED SERVICE REVENUE                                518,620      499,998
                                                      ------------ ------------
TOTAL CURRENT LIABILITIES                               1,896,915    2,780,341
  SENIOR CONVERTIBLE NOTES                              3,020,000    2,060,000
                                                      ------------ ------------
TOTAL LIABILITIES                                       4,916,915    4,840,341

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK - $.10 PAR VALUE, 5,000,000 SHARES
   AUTHORIZED; NONE OUTSTANDING                          ---          ---
  COMMON STOCK-$.001 PAR VALUE, 50,000,000 SHARES
   AUTHORIZED; 27,970,477 AND 27,731,477 SHARES ISSUED
   DECEMBER 31 AND SEPTEMBER 30, RESPECTIVELY              27,970       27,731
  ADDITIONAL PAID-IN CAPITAL                           27,870,215   27,514,154
  ACCUMULATED DEFICIT                                 (13,054,731) (13,005,002)
  TREASURY STOCK-AT COST; 87,534 SHARES                  (131,785)    (131,785)
                                                      ------------ ------------
TOTAL STOCKHOLDERS' EQUITY                             14,711,669   14,405,098
                                                      ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             19,628,584   19,245,439
                                                      ============ ============
 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.



TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1995 AND 1994 (UNAUDITED)
                                                      1995         1994
REVENUE:                                              ------------ ------------
PRODUCT SALES                                           3,429,796    3,126,139
SERVICE REVENUE                                         1,151,883    1,369,693
                                                      ------------ ------------
  NET SALES                                             4,581,679    4,495,832

COST OF SALES:
COST OF PRODUCT SALES                                   2,093,535    1,910,458
COST OF SERVICES                                          889,677    1,134,059
                                                      ------------ ------------
  COST OF SALES                                         2,983,212    3,044,517
                                                      ------------ ------------

GROSS PROFIT                                            1,598,467    1,451,315


EXPENSES:
  GENERAL AND ADMINISTRATIVE                              980,890    1,297,977
  SELLING AND MARKETING                                   382,512      272,748
  DEPRECIATION AND AMORTIZATION                           265,700      203,784
  RESEARCH AND DEVELOPMENT                                 13,207       10,848
                                                      ------------ ------------
TOTAL EXPENSES                                          1,642,309    1,785,357
                                                      ------------ ------------
LOSS FROM OPERATIONS                                      (43,842)    (334,042)

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                          40,774       18,122
  INTEREST EXPENSE                                        (66,314)           ---
  OTHER INCOME (EXPENSE), NET                              34,653       (3,631)
                                                      ------------ ------------
NET OTHER INCOME                                            9,113       14,491
                                                      ------------ ------------
NET LOSS BEFORE INCOME TAXES                              (34,729)    (319,551)
INCOME TAX EXPENSE                                        (15,000)          ---
                                                      ------------ ------------
NET LOSS                                                  (49,729)    (319,551)
                                                      ============ ============

NET LOSS PER WEIGHTED AVERAGE COMMON SHARE
   OUTSTANDING                                              (0.00)       (0.01)
                                                      ============ ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             27,720,563   27,094,705
                                                      ============ ============
 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.












TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1995 AND 1994 (UNAUDITED)

                                                          1995         1994
OPERATING ACTIVITIES:                                 ------------ ------------
    NET LOSS                                              (49,729)    (319,551)
    ADJUSTMENTS TO RECONCILE NET LOSS TO
       NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION                                          324,448      227,438
    AMORTIZATION                                          100,411       66,447
    DISPOSAL OF EQUIPMENT                                  10,750           ---
    ADVANCE TO OFFICER                                         ---     (30,000)
    REPAYMENT FROM OFFICER                                     ---      40,000
    DECREASE  IN ACCOUNTS RECEIVABLE, NET                 553,862      171,400
    INCREASE IN INVENTORIES                              (379,302)    (145,215)
    DECREASE (INCREASE) IN PREPAID EXPENSES                 6,054     (115,447)
    DECREASE (INCREASE) IN OTHER ASSETS                   (53,310)      12,905
    DECREASE IN ACCOUNTS PAYABLE                         (294,561)    (129,037)
    INCREASE (DECREASE) IN ACCRUED SALARIES              (251,513)      43,827
    DECREASE IN ACCRUED LIABILITIES                      (355,974)    (285,711)
    INCREASE (DECREASE) IN DEFERRED SERVICE REVENUE        18,622      (79,554)
                                                      ------------ ------------
NET CASH USED IN OPERATING ACTIVITIES                    (370,242)    (542,498)

INVESTING ACTIVITIES:
    PURCHASES OF PROPERTY AND EQUIPMENT, NET             (381,523)  (1,163,084)
    ADDITIONS TO PATENT COSTS                             (15,175)    (7,801)
                                                     ------------ ------------
NET CASH USED IN INVESTING ACTIVITIES                    (396,698)  (1,170,885)

FINANCING ACTIVITIES:
    PROCEEDS FROM SALE OF COMMON STOCK, NET               356,300      712,591
    PROCEEDS FROM BORROWINGS                              960,000           ---
    REPAYMENTS OF BORROWINGS                                   ---     (88,042)
                                                      ------------ ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,316,300      624,549
                                                      ------------ ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      549,360   (1,088,834)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,154,137    1,429,362
                                                      ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              1,703,497      340,528
                                                      ============ ============

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.







                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

       The accompanying financial statements of Top Source Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying
financial  statements.    The  consolidated  financial  statements  include  the
accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995. Certain fiscal year 1995 amounts have been reclassified to conform to current year presentation.

2.   INVENTORIES

     Inventories consisted of the following:
                              December 31     September 30
                                 1995           1995
          Raw materials       $  513,505     $  395,999
          Finished goods         333,966         72,170

                              $  847,471     $  468,169

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

     At December 31, 1995, the Company's balance sheet reflected a deferred income tax asset of $1,720,000 and had net tax basis Federal operating loss carryforwards of approximately $19,838,000 which may be used to offset future taxable income, if any. The Company has determined based on projected future taxable income that it is more likely than not that the deferred tax assets at December 31, 1995 will be realized before the expiration of the underlying net operating loss carryforwards which will begin expiring in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenue for the three month period ended December 31, 1995, was $4,581,679 compared to $4,495,832 for the same period in 1994. The increase in revenue for the three month period ended December 31, 1995 is primarily attributable to an increase of approximately 9.7% in product sales of the Overhead Sound Systems ("OHSS") at the Company's Top Source Automotive, Inc. subsidiary ("TSA") offset by a decrease of 15.9% in oil analysis sales at United Testing Group ("UTG").



                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONT'D

     The increase in the comparable sales volume of OHSS units is attributable to additional orders on existing contracts. The decrease in comparable sales volume for oil analysis services at UTG is primarily attributable to the loss of several major oil analysis customers during fiscal 1995; however, the sales level is consistent with the fourth quarter of fiscal 1995.

     The gross profit margin for the three months ended December 31, 1995 was 34.9% compared to 32.3% for the same period in 1994. The increase in margins above comparable levels in the prior year is attributable to increased efficiencies at UTG which were made by management in the fourth quarter of fiscal 1995.

     General and administrative expenses decreased 24.4% for the three months ended December 31, 1995 compared to the same period ended in 1994. The decrease is attributable to reductions, primarily through personnel cuts and operating costs, which were made in the fourth quarter of fiscal 1995. General and administrative expenses for OSA, Inc. were $369,985 for the three months ended December 31, 1995 compared to $277,436 for the same period in 1994. This increase is attributable to continued infrastructure increases to support the rollout of OSA units ("OSAs").

     Selling and marketing increased  40.2% for the three months  ended December
31, 1995 compared  to the same period ended in 1994.   The increase was a result
of the continued marketing and promotional activities in support of the OSAs.

     Depreciation and amortization increased 30.4% for the three months ended December 31, 1995 compared to the same period in 1994. This increase is primarily due to the additional capital assets purchased of $381,523 in the three months ended December 31, 1995 and higher levels of fixed assets over the comparable period in 1994. Depreciation and amortization of $159,159 was allocated to cost of sales as it directly relates to the products and services sold during the three months ended December 31, 1995 compared to $211,613 for the same period ended in 1994.

     Interest income increased $22,652 for the three months ended December 31, 1995 compared to the same period ended in 1994 due to the interest earned on the senior subordinated convertible note proceeds received in October 1995. Interest expense increased $66,314 for the three months ended December 31, 1995 compared to the same period ended December 31, 1994 due to the interest expense incurred on the same senior subordinated convertible notes.

     Other income increased $38,284 for the three months ended December 31, 1995 compared to the same period ended in 1994, which is primarily due to the receipt of $56,367 from the PSI lawsuit. (See Part II, Item 1. Legal Proceedings)

     The decrease in the net loss for the three months ended December 31, 1995 compared to the same period ended in 1994 is primarily attributable to reductions in costs and operating efficiencies that were made in the fourth quarter of fiscal 1995.

     In January 1996, the Company began generating revenue from two equipment maintenance OSAs at two customer sites, an oil distributor and an automobile dealership. Based on the reliability demonstrated at these and other locations since September 1995, and based on interest expressed in leasing OSAs from numerous companies in diversified industries, the Company anticipates signing numerous leases and generating an increasing quarterly revenue stream throughout fiscal 1996 and future years.

     Currently, the Company is also continuing discussions with a group interested in acquiring the world-wide franchise rights to market equipment maintenance OSAs in certain industries. There can be no assurance that a final agreement will be reached.



                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONT'D

RESULTS OF OPERATIONS CONT'D

     In addition, to the equipment maintenance OSAs, the Company is generating a nominal amount of revenue from its three refinery OSA units located in Baton Rouge, Louisiana. Currently, the Company believes that it has met refinery requirements for reliability and repeatability and that it has successfully developed a prototype refinery OSA unit. The Company believes that it will receive additional purchase orders for refinery OSA units from one or more oil refineries.

     During fiscal 1995, the Company experienced technical problems with OSA units which delayed their commercialization and use. Although the Company has experienced four months of reliable performance from the OSA units, there are no assurances that other technical problems will not develop, or that expectations will be met in any of the markets described above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was ($370,242) for the three month period ended December 31, 1995. This usage of cash is attributable to an increase in inventories of $379,302 due to model year changeovers on both the Chrysler Jeep(R) Wrangler and Jeep(R) Cherokee, a decrease in accounts payable and accrued liabilities of $883,426 and an increase in current assets of $47,256. This is offset by a decrease in accounts receivable of $553,862 and net operating income of $375,130 after excluding depreciation and amortization of $424,859.

     Net cash used in investing activities was ($396,698) of which $381,523 was expended for capital assets. Net cash provided by financing activities was $1,316,300 which consisted of net proceeds from sales of common stock through exercise of stock options of $356,300 and net proceeds of $960,000 from the remaining senior subordinated convertible notes.

     The Company has bank financing with First Union National Bank of Florida ("the Bank"). On October 12, 1995, the Company increased its line of credit with the Bank to $6,000,000 with $1,500,000 being available for short term working capital and $4,500,000 to be used exclusively for the purchase of OSAs. The entire facility bears interest at .85% over the prime rate, is governed by specific financial covenants and ratios limiting accessibility, and is secured by substantially all of the assets of the Company. On January 31, 1996, the working capital line of credit of $1,500,000 was renewed until January 31, 1997. The $4,500,000 line expires on December 31, 1997. The Company has expanded its credit facility with the Bank in order to be able to finance the roll-out of the OSAs and purchase OSAs from TJA based on anticipated orders from customers. As of the date of this report, no amounts were outstanding on either line.

     Based on current cash balances, current bank lines, anticipated exercise of stock options and future cash flows from operations, the Company believes it has sufficient cash flow to fund its current operations and finance the deployment of a substantial number of OSA units.

FORWARD-LOOKING STATEMENTS

     The statements discussed above under Results of Operations relating to the Company's expectations that it anticipates signing numerous OSA leases, generating increasing revenue from OSAs and receiving additional purchase orders for refinery OSA units are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. As the text above discusses, the results expected by any or all of these forward-looking statements may not occur. Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) the continued reliability of the OSA technology over an extended period of time,
(2) the Company's ability to market OSAs to both refineries and third parties that use oil analysis for equipment maintenance, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) the Company's reliance on a third party to manufacture OSAs and (6) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

                          PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     In April 1994, the Company filed an action against Professional Services Industries, Inc. ("PSI") in federal court alleging breach of contract in connection with the Company's acquisition of assets from PSI in 1993. On June 26, 1995, PSI paid the Company $229,500 without any conditions attached, in anticipation of the Company dismissing the lawsuit against PSI. After a trial on the merits, the Court ruled in favor of the Company and awarded it additional damages of $56,367 after crediting PSI for the voluntary payment of $229,500 made to the Company prior to the trial. The amount received of $56,367 is recorded in the quarter ended December 31, 1995. The total amount of damages collected to date are $285,867. The Company and its counsel believe it should have been awarded an additional $378,000 plus interest and legal fees and has filed an appeal in the United States Court of Appeals in Atlanta, Georgia. In addition to any out-of pocket costs incurred by its attorneys (located in Atlanta), the Company's maximum exposure for legal fees will be $7,500. The balance of any legal fees owed will be recovered by the Company's counsel on a contingency fee basis in the event the Company is successful in its appeal.

     The amount of $56,367 has been classified in the Company's financial statements for the quarter ended December 31, 1995 as "Other Income." Due to the nature and length of time of the appeals process, the Company has not recorded any receivables or income related to the potential recovery of additional amounts in this suit.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           A.  EXHIBITS

               10.23 Amendment dated January 31, 1996 to the loan agreement dated October 12, 1995 between Top Source Technologies, Inc. and On-Site Analysis, Inc. and the First Union National Bank of Florida.

               27.0 Financial Data Schedule

           B.  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1995.
                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOP SOURCE TECHNOLOGIES, INC.

By:  /s/ David Natan                     February 14, 1996
     David Natan                             Date
     Vice President and Chief
     Financial Officer