Form 10-Q
period 1996-03-31
TOP SOURCE TECHNOLOGIES INC
filed 1996-05-15
CIK 800055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 1996

                         Commission File Number 1-11046



                          TOP SOURCE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                               84-1027821
(State or other jurisdiction of                (I.R.S. Employer
 inorporation or organization)                Identification Number)

           7108 Fairway Drive, Suite 200, Palm Beach Gardens, Florida 33418
            (Address of principal executive offices)               (Zip Code)

           Registrant's telephone number, including area code: (407)775-5756



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at May 1, 1996
Common stock: $.001 par value                   28,206,477 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                                      INDEX




                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                Consolidated Balance Sheets as of March 31, 1996
                 (Unaudited) and September 30, 1995......................1

                Consolidated Statements of Operations for the
                Three and Six Months Ended March 31, 1996 and 1995
                (Unaudited)..............................................2-3

                Consolidated  Statements  of Cash Flows for the Six
                Months Ended March 31, 1996 and 1995 (Unaudited).........4

                Notes to Unaudited Interim Consolidated
                Financial Statements.....................................5-6


ITEM 2.  Management's Discussion and Analysis of Interim
               Financial Condition and Results of Operations.............6-10



                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................10

ITEM 4.  Submission of Matters to a Vote of Security Holders.............11

ITEM 6.  Exhibits and Reports on Form 8-K................................12

    TOP SOURCE TECHNOLOGIES, INC
    CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                   (UNAUDITED)
                                                          March 31,    Sept.30,
ASSETS                                                     1996          1995
Current Assets:
Cash and cash equivalents ............................      912,727    1,154,137
  Accounts receivable trade (net of allowance of
   $83,650 and $145,703 at March 31 and
   September 30, respectfully) .......................    3,537,912    3,489,791
  Inventories ........................................    1,058,306      468,169
  Prepaid expenses ...................................      362,262      436,738
  Other ..............................................      173,226       82,258
                                                         ----------    ---------
Total current assets .................................    6,044,433    5,631,093

Property and equipment, net ..........................    2,800,696    3,244,723
Manufacturing and distribution rights and patents, net      367,131      366,765
Capitalized database, net ............................    2,600,277    2,705,693
Intangible assets relating to businesses acquired, net    4,705,537    4,768,470
Deferred income tax assets, net ......................    1,570,000    1,720,000
Other assets, net ....................................      786,967      808,695
                                                        -----------   ----------
TOTAL ASSETS .........................................   18,875,041   19,245,439
                                                        ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ...................................    1,063,674    1,279,761
  Accrued salaries ...................................       69,442      318,621
  Accrued liabilities ................................      251,305      681,961
  Deferred service revenue ...........................      518,620      499,998
                                                        -----------  -----------
Total current liabilities ............................    1,903,041    2,780,341
  Senior convertible notes ...........................    3,020,000    2,060,000
                                                        -----------  -----------
Total liabilities ....................................    4,923,041    4,840,341

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; none outstanding ....................           --           --
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 28,192,477 and 27,731,477 shares issued
   March 31 and September 30, respectively ...........       28,192       27,731
  Additional paid-in capital .........................   28,358,334   27,514,154
  Accumulated deficit ................................  (14,302,741)(13,005,002)
  Treasury stock-at cost; 87,534 shares ..............     (131,785)   (131,785)
                                                        -----------  -----------
Total stockholders' equity ...........................   13,952,000   14,405,098
                                                        -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   18,875,041   19,245,439
                                                        ===========  ===========


See accompanying notes to unaudited interim consolidated financial statements

TOP SOURCE TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1996 AND 1995 (UNAUDITED)
                                                       1996          1995
Revenue:                                               ----          ----
Product sales ....................................   3,294,201      3,836,156
Service revenue ..................................   1,154,010      1,461,523
                                                     ---------    -----------
  Net sales ......................................   4,448,211      5,297,679

Cost of sales:
Cost of product sales.............................   2,224,288      2,399,276
Cost of services .................................     925,968      1,133,980
                                                   -----------    -----------
  Cost of sales ..................................   3,150,256      3,533,256
                                                   -----------    -----------

Gross profit .....................................   1,297,955      1,764,423


Expenses:
  General and administrative .....................   1,510,073      1,536,819
  Selling and marketing ..........................     546,565        528,281
  Depreciation and amortization ..................     269,867        223,627
  Research and development .......................      20,890          9,130
                                                   -----------    -----------
Total expenses ...................................   2,347,395      2,297,857
                                                   -----------    -----------
Loss from operations .............................  (1,049,440)      (533,434)

Other income (expense):
  Interest income ................................      25,339          9,535
  Interest expense ...............................     (68,263)        (2,427)
  Other income (expense), net ....................      11,854        (12,416)
                                                     ---------    -----------
Net other expense ................................     (31,070)        (5,308)
                                                     ----------    -----------
Net loss before income taxes .....................  (1,080,510)      (538,742)
Income tax expense ...............................    (167,500)          --
                                                   -----------    -----------
Net loss .........................................  (1,248,010)      (538,742)
                                                    ===========    ===========

Net loss per weighted average common share
   outstanding ...................................       (0.04)         (0.02)
                                                    ===========    ===========
Weighted average common shares outstanding .......  27,937,624      27,231,190
                                                   ===========     ===========


 See accompanying notes to unaudited interim consolidated financial statements

TOP SOURCE TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
MARCH 31, 1996 AND 1995 (UNAUDITED)
                                                  1996               1995
Revenue:                                           --                 --
Product sales ...............................   6,723,997          6,962,295
Service revenue .............................   2,305,893          2,831,216
                                              -----------        -----------
  Net sales .................................   9,029,890          9,793,511

Cost of sales:
Cost of product sales .......................   4,317,823          4,309,734
Cost of services ............................   1,815,645          2,268,039
                                                -----------        -----------
  Cost of sales .............................   6,133,468          6,577,773
                                                -----------        -----------

Gross profit ................................   2,896,422          3,215,738


Expenses:
  General and administrative .................  2,490,963          2,834,796
  Selling and marketing ......................    929,077            801,029
  Depreciation and amortization ..............    535,567            427,411
  Research and development ...................     34,097             19,978
                                              -----------        -----------
Total expenses ...............................  3,989,704          4,083,214
                                              -----------        -----------
Loss from operations ........................  (1,093,282)          (867,476)

Other income (expense):
  Interest income ...........................      66,113             27,657
  Interest expense ..........................    (134,577)            (2,427)
  Other income (expense), net ...............      46,507            (16,047)
                                              -----------        -----------
Net other income (expense) .................      (21,957)             9,183
                                              -----------        -----------
Net loss before income taxes ................  (1,115,239)          (858,293)
Income tax expense ..........................    (182,500)              --
                                              -----------        -----------
Net loss ....................................  (1,297,739)          (858,293)
                                               ===========        ===========

Net loss per weighted average common share
   outstanding ..............................       (0.05)             (0.03)
                                               ===========        ===========
Weighted average common shares outstanding ..   27,828,500         27,163,209
                                               ===========        ===========


 See accompanying notes to unaudited interim consolidated financial statements.

TOP SOURCE TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                       1996               1995
OPERATING ACTIVITIES:                                  ----               ----
    Net loss ................................     (1,297,739)          (858,293)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Depreciation ............................        664,756            414,589
    Amortization ............................        201,193            173,420
    Disposal of equipment ...................         16,627             29,233
    Decrease in deferred income tax assets, net      150,000               --
    Advance to officer ......................           --              (45,765)
    Repayment from officer ..................           --               40,000
    Decrease (increase) in accounts receivable, net (48,121)           899,208
    Increase in inventories .................       (590,137)          (320,383)
    Decrease (increase) in prepaid expenses ..        74,476           (145,845)
    Decrease (increase) in other assets ......       (71,184)           132,966
    Increase (decrease) in accounts payable ..      (216,087)           735,703
    Increase (decrease) in accrued salaries ..      (249,179)            11,956
    Decrease in accrued liabilities and
     deferred revenue ........................      (412,034)          (503,008)
                                                   ----------         ----------
Net cash provided by (used in)
     operating activities                         (1,777,429)           563,781

INVESTING ACTIVITIES:
    Purchases of property and equipment, net .      (702,578)        (1,196,864)
    Reimbursement of tooling costs ...........       465,222               --
    Increase in other assets .................          --             (650,000)
    Additions to patent costs ................       (31,266)           (28,970)
                                                   ----------         ----------
Net cash used in investing activities ........      (268,622)        (1,875,834)

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net ...      844,641            798,860
    Proceeds from borrowings ..................      960,000          1,300,000
    Repayments of borrowings ..................         --             (888,042)
                                                  ----------         ----------
Net cash provided by financing activities .....    1,804,641          1,210,818
                                                  ----------         ----------
Net increase (decrease) in cash and
    cash equivalents                                (241,410)          (101,235)
Cash and cash equivalents at beginning of period   1,154,137          1,429,362
                                                   ---------         ----------
Cash and cash equivalents at end of period .....     912,727          1,328,127
                                                   ==========         ==========


See accompanying notes to unaudited interim consolidated financial statements..

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.......BASIS OF PRESENTATION

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


 2........INVENTORIES

         Inventories consisted of the following:

                                           March 31              September 30
                                             1996                    1995
                                             ----                    ----

                   Raw materials          $  795,671               $395,999
                   Finished goods            262,635                 72,170
                                             -------                 ------
                                          $1,058,306               $468,169
                                           =========                =======


3........INCOME TAXES

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3. INCOME TAXES - Continued

     The Company has recorded a deferred income tax benefit and related deferred income tax asset based on the pre-tax loss for the six months ended March 31, 1996, and recorded a full valuation allowance in the same amount.

     At March 31, 1996, the Company's balance sheet contains a deferred income tax asset of $1,570,000, which includes an additional $150,000 valuation allowance recorded during the three months ended March 31, 1996. The additional valuation allowance is a result of the Company not meeting expectations of taxable income for the six months ended March 31, 1996. At March 31, 1996, the Company has net tax basis Federal operating loss carryforwards of approximately $20,000,000 which may be used to offset future taxable income, if any. The Company has determined, based on projected future taxable income, that it is more likely than not that the deferred tax assets at March 31, 1996 will be realized before the expiration of the underlying net operating loss carryforwards which will begin expiring in 2001.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Total revenues for the three and six month periods ended March 31, 1996 were $4,448,211 and $9,029,890, respectively, compared to $5,297,679 and $9,793,511, respectively, for the same periods in 1995. The $849,468 and $763,621 decrease in revenues for the three and six month periods ended March 31, 1996 is primarily attributable to a decrease in product sales at the Company's Top Source Automotive subsidiary ("TSA") for the three months ended March 31, 1996 compared to the same period in 1995. In addition there was a decrease in oil analysis sales at the Company's oil analysis subsidiary, United Testing Group ("UTG"), for both the three month period ended December 31, 1995 and the three month period ended March 31, 1996 compared to the same periods in 1995.

    The decrease in product sales at TSA for the three months ended March 31, 1996 compared to the same period in 1995 is attributable to the planned changeover over and slower than anticipated production ramp-up of the completely new Jeep Wrangler program that utilizes TSA's overhead speaker systems ("OHSS"). During the month of April 1996, Chrysler accelerated its ramp-up of the Wrangler program. This in conjunction with other OHSS sales enabled TSA to achieve record sales of $1,494,800 in April 1996. The Company anticipates the accelerated ramp-up will continue through the end of June 1996.

     The decrease in comparable sales volume for oil analysis services at UTG is primarily attributable to the loss of several major oil analysis customers during fiscal 1995; however, the current sales level is consistent with the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996.

     The gross profit margin for three months ended March 31, 1996 was 29.2% compared to 33.3% for the same period in 1995. The gross profit margin for the six months ended March 31, 1996 decreased slightly to 32.1% from 32.8% compared to the same period in 1995. The decrease in margins below comparable levels in the prior year is primarily attributable to increased labor and overhead costs relating to product sales.
                                        6

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  - Continued

     General and administrative expenses decreased $26,746 and $343,833, respectively, for the three and six month periods ended March 31, 1996 compared to the same periods in 1995. These decreases are attributable to personnel reductions and efficiency improvements at UTG and the Company's corporate office, offset by higher levels of expense at the Company's subsidiary, On-Site Analysis, Inc. ("OSA, Inc.") for the comparable periods.

     Selling and marketing increased 16.0% for the six months ended March 31, 1996 compared to the same period ended in 1995. The increase was a result of the continued marketing and promotional activities in support of the On-Site Oil Analyzer (" OSA").

     Depreciation and amortization increased 20.7% and 25.3% for the three and six month periods ended March 31, 1996 compared to the same periods in 1995. The increase is primarily due to purchases of $702,578 in capital assets which consists of additional OSA units and capital equipment expenditures at TSA in the six months ended March 31, 1996. Depreciation and amortization of $330,382 was allocated to cost of sales as it directly relates to the products and services sold during the six months ended March 31, 1996 compared to $303,271 for the same period ended in 1995.

     Interest income increased $15,804 and $38,456 for the three and six months ended March 31, 1996 compared to the same periods ended in 1995. The increase is due to the interest earned on the increased funds invested in the current fiscal period.

     Interest expense increased $65,836 and $132,150 for the three and six months ended March 31, 1996 compared to the same periods ended in 1995. This increase is due to the interest expense on the Company's $3,020,000 nine percent (9%) Senior Subordinated Convertible Notes which were issued in June and October 1995.

     Other income increased $24,270 and $62,554 for the three and six months ended March 31, 1996 compared to the same periods ended in 1995. This increase is due to $56,367 received in October 1995 from Professional Services Industries, Inc. ("PSI") in connection with the lawsuit against PSI. (See Part II - Other Information, Item 1. Legal Proceedings)

     The increase in the net loss for the three months ended March 31, 1996 compared to the same period ended in 1995 is attributable to the lower level of product sales at TSA and higher level of expenses incurred to increase infrastructure at OSA, Inc. to support the rollout of the OSA units, offset by a decrease in losses at UTG due to cost reductions. In order to improve the results of operations, in May 1996, the Company began implementing cost reductions at all locations.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  - Continued

     In January 1996, the Company began generating minimal revenue from two equipment maintenance ("EM") OSAs at two customer sites, an oil distributor and an automobile dealership. In March 1996, the Company added a city municipality in Florida that also began generating minimal revenue from an EM OSA. During this period, and the subsequent period through the present time, the Company has continued discussions with a group interested in acquiring world-wide franchise rights to market EM OSAs in certain industries. These discussions have recently intensified and the Company believes a letter of intent embodying agreements on major business issues will be executed in the near future.

   Based on the continuing reliable performance of the EM units and interest expressed in the OSA units in new markets, the Company began discussions in March 1996 with several major corporations about the possibility of marketing EM OSAs in segments not included in the franchise market noted above.

     Although there can be no assurances that present discussions will be successful with companies in either the franchise or other OSA markets, the Company has made the commitment to pursue strategic alliances with established companies in order to accelerate and maximize EM OSA market potential because it anticipates signing marketing agreements with these or other partners. The Company believes thereafter that it will sign numerous OSA leases and generate an increasing quarterly revenue stream. In May 1996, the Company began implementing a reduction of the OSA, Inc. internal sales and marketing staff servicing certain EM OSA markets. The Company will continue to market OSAs with its internal staff to specialized markets and to the refinery industry.

     In addition to the EM OSAs, the Company is generating a nominal amount of revenue from its three refinery units located in Baton Rouge, Louisiana. The Company believes that since January 1996, it has met refinery requirements for instrument reliability and repeatability and that it has successfully developed a prototype refinery unit.

     Based on favorable test results from the ongoing and rigorous testing procedures being currently performed by the refinery, as well as recently installed instrument and software enhancements, the Company believes that it will receive additional purchase orders for refinery OSA units from one or more oil refineries.
                                        8

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  - Continued



Liquidity and Capital Resources

     Net cash used in operating activities was ($1,777,429) for the six months ended March 31, 1996. This usage of cash was attributable to a net operating loss excluding depreciation and amortization of $431,790, an increase in inventories of $590,137 due to the model year changeover on the Chrysler Jeep Wrangler, a decrease in accounts payable and accrued liabilities of $877,300, and an increase in accounts receivable and other assets of $119,305. This was partially offset by a decrease in prepaid expenses of $74,476 and an increase in the tax valuation allowance of $150,000.

     Net cash used in investing activities was ($268,622) of which $702,578 was expended for capital assets and $465,222 related to the reimbursement of tooling costs. Net cash provided by financing activities was $1,804,641 which consisted of net proceeds from sales of common stock through exercise of stock options of $844,641 and net proceeds of $960,000 from the remaining senior subordinated convertible notes.

     The Company has bank financing with First Union National Bank of Florida ("the Bank"). On October 12, 1995, the Company increased its line of credit with the Bank to $6,000,000 with $1,500,000 being available for short term working capital and $4,500,000 to be used exclusively for the purchase of OSAs. The entire facility bears interest at .85% over the prime rate, is governed by specific financial covenants and ratios limiting accessibility, and is secured by substantially all of the assets of the Company. On January 31, 1996, the working capital line of credit of 1,500,000 was renewed until January 31, 1997. The $4,500,000 line expires on December 31, 1997. The Company has expanded its credit facility with the Bank in order to be able to finance the roll-out of the OSAs and purchase OSAs from Thermo Jarrell Ash ("TJA") based on anticipated orders from customers. As of the date of this report, no amounts are outstanding on either line.

     On April 23, 1996, the Company signed a purchase commitment with TJA for the shipment of 16 additional OSA units. These OSA units are scheduled to be delivered on a monthly basis through September 1996.

     Based on current cash balances, current bank lines and company-wide cost reductions that began in May 1996, the Company believes it has sufficient cash flow to fund its current operations and finance the deployment of a substantial number of OSA units.
                                        9

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  - Continued


Forward-Looking Statements

     The statements discussed above under Results of Operations and Liquidity and Capital Resources relating to the Company's expectations that it anticipates
(1) the continued accelerated ramp-up of Chrysler's production of Jeep Wrangler units, (2) increased TSA sales, (3) signing numerous OSA leases and generating increasing revenue from OSAs and receiving additional purchase orders for refinery OSA units, (4) entering into strategic relationships, and (5) improvements in the Company's liquidity are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     As the text above discusses, the results expected by any or all of these forward-looking statements may not occur. Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1 ) the continuation of current production levels at Chrysler for vehicles installing OHSS, (2) the continued reliability of the OSA technology over an extended period of time, (3) the Company's ability to market OSAs to both refineries and third parties that use oil analysis for equipment maintenance, (4) the acceptance of the OSA technology by the marketplace, (5) the general tendency of large corporations to slowly change from known technology to emerging new technology, (6) the Company's reliance on a third party to manufacture OSAs, (7) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, and (8) and unanticipated business or legal disagreements which impede entry into one or more strategic alliances.



                     PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In April 1994, the Company filed an action against Professional Services Industries, Inc. ("PSI") in federal court alleging breach of contract in connection with the Company's acquisition of assets from PSI in 1993. On June 26, 1995, PSI paid the Company $229,500 without any conditions attached, in anticipation of the Company dismissing the lawsuit against PSI. After a trial on the merits, the Court ruled in favor of the Company and awarded it additional damages of $56,367 after crediting PSI for the voluntary payment of $229,500 made to the Company prior to the trial. The amount of $56,367 has been classified in the Company's financial statements for the six months ended March 31, 1996 as "Other Income." Due to the nature and length of time of the appeals process, the Company has not recorded any receivables or income related to the potential recovery of additional amounts in the suit.

     The Company and its counsel believe it should have been awarded an additional $378,000 plus interest and legal fees and has filed an appeal in the United States Court of Appeals in Atlanta, Georgia. In addition to any out-of-pocket costs incurred by its attorneys (located in Atlanta), the Company's maximum exposure for legal fees is $7,500. The balance of any legal fees owed will be recovered by the Company's counsel on a contingency fee basis in the event the Company is successful in its appeal.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 15, 1996 the shareholder's approved the following proposals at the Annual Shareholder's Meeting:

                                                                          BROKER
                                 FOR       AGAINST    ABSTENTIONS      NON-VOTES
Elected nominees to the
Board of Directors of
the Company to serve until
the Company's next annual
meeting

Nominees:

Ronald P. Burd             23,099,103    152,350        202,997             0

Clinton D. Lauer           23,123,628    127,825        202,997             0

Paul F. Moore              23,231,753     19,700        202,997             0

The  following
directors' terms
will continue until
their applicable terms
expire:
     Carlton Joyce
     Arthur S. Kirsch
     Stuart Landow
     David Natan
     Christer Rosen
     Mani A. Sadeghi

Ratified the appointment
of Arthur Anderson LLP as
independent auditors for
the fiscal year ended
Sept. 30, 1996             23,329,269      49,676         75,505            0


Approved the transaction
of other lawful business
that may properly come
before the meeting         22,231,201     940,837        282,412            0


Total shares voted:     23,454,450

Total shares eligible:  27,891,943

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 6...EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           27.0 Financial Data Schedule


                  b.       Reports on Form 8-K


                           No reports on Form 8-K were filed during the quarter
                              ended March 31,1996.






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         TOP SOURCE TECHNOLOGIES, INC.


                    /s/DAVID NATAN
         By:  _____________________________
                  David Natan
                  Vice President and Chief Financial Officer







Dated:  May 15, 1996