Form 10-Q
period 1996-06-30
TOP SOURCE TECHNOLOGIES INC
filed 1996-08-19
CIK 800055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1996

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

       Registrant's telephone number, including area code: (561) 775-5756



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


               Class                             Outstanding at July 31, 1996
Common stock: $.001 par value                            28,446,477 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                                      INDEX




                                                             Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
                and September 30, 1995........................................1

          Consolidated  Statements of  Operations  for the Three and
          Nine Months Ended June 30, 1996 and 1995 (Unaudited)..............2-3

          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 1996 and 1995 (Unaudited)............................4

          Notes to Unaudited Interim Consolidated Financial Statements......5-6



ITEM 2.  Management's Discussion and Analysis of Interim
              Financial Condition and Results of Operations ................6-10



                           PART II - OTHER INFORMATION

ITEM 5.  Other Information ................................................10-11

ITEM 6.  Exhibits and Reports on Form 8-K.....................................11



                          TOP SOURCE TECHNOLOGIES, INC.
     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (UNAUDITED)
                                              June 30,           September 30,
                                                  1996               1995
ASSETS
Current Assets:
  Cash and cash equivalents                     $925,270          $1,154,137
  Accounts receivable trade
  (net of allowance of
    $83,650  and $145,703  at June 30 and
    September 30,  respectively)               3,990,909           3,489,791
  Inventories                                  1,024,547             468,169
  Prepaid expenses                               450,393             436,738
  Other                                          144,024              82,258
                                                 -------              ------
Total current assets                           6,535,143           5,631,093

Property and equipment, net                    2,972,411           3,244,723
Manufacturing and distribution
 rights and patents, net                         359,253             366,765
Capitalized database, net                      2,547,569           2,705,693
Intangible assets relating to
 businesses acquired, net                      4,674,070           4,768,470
Deferred income tax assets, net                1,395,000           1,720,000
Other assets, net                                800,274             808,695
                                                 -------             -------
TOTAL ASSETS                                 $19,283,720         $19,245,439
                                              ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $1,563,876          $1,279,761
  Accrued salaries                                48,946             318,621
  Accrued liabilities                            530,017             681,961
  Deferred service revenue                       583,620             499,998
                                                 -------             -------
Total current liabilities                      2,726,459           2,780,341
  Senior convertible notes                     3,020,000           2,060,000
                                               ---------           ---------
Total liabilities                              5,746,459           4,840,341
                                               =========           =========

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value,
  5,000,000 shares
   authorized; none outstanding                    ---                ---
  Common stock-$.001 par value,
   50,000,000 shares
   authorized; 28,246,477 and 27,731,477
   shares issued June 30 and
   September 30, respectively                     28,246              27,731
  Additional paid-in capital                  28,618,052          27,514,154
  Accumulated deficit                        (14,977,252)        (13,005,002)
  Treasury stock-at cost; 87,534 shares         (131,785)           (131,785)
                                                --------            --------
Total stockholders' equity                    13,537,261          14,405,098
                                              ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $19,283,720         $19,245,439
                                              ===========        ===========


See accompanying notes to unaudited interim consolidated financial statements.




                          TOP SOURCE TECHNOLOGIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                       JUNE 30, 1996 AND 1995 (UNAUDITED)

                                                  1996                1995

Revenue:
Product sales                                 $4,665,342          $3,673,738
Service revenue                                1,131,892           1,238,822
                                               ---------           ---------
  Net sales                                    5,797,234           4,912,560
                                               ---------           ---------

Cost of sales:
Cost of product sales                          3,103,181           2,233,218
Cost of services                               1,022,492           1,155,417
                                               ---------           ---------
  Cost of sales                                4,125,673           3,388,635
                                               ---------           ---------

Gross profit                                   1,671,561           1,523,925
                                               ---------           ---------

Expenses:
  General and administrative                   1,372,911           1,495,297
  Selling and marketing                          425,076             502,811
  Depreciation and amortization                  270,116             111,549
  Research and development                        27,145              12,362
                                                  ------              ------
Total expenses                                 2,095,248           2,122,019
                                               ---------           ---------

Loss from operations                            (423,687)           (598,094)

Other income (expense):
  Interest income                                 21,361               9,964
  Interest expense                               (69,266)            (16,481)
  Other income (expense), net                      9,581             207,305
                                                   -----             -------
Net other income (expense)                       (38,324)            200,788
                                                 -------             -------
Net loss before income taxes                    (462,011)           (397,306)
Income tax expense                              (212,500)                ---
                                                --------
Net loss                                       ($674,511)          ($397,306)
                                               =========           =========



Net loss per weighted average common share
   outstanding                                    ($0.02)             ($0.01)
                                                  ======              ======

Weighted average common shares outstanding    28,132,910          27,255,444
                                              ==========          ==========







See accompanying notes to unaudited interim consolidated financial statements.




                          TOP SOURCE TECHNOLOGIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                       JUNE 30, 1996 AND 1995 (UNAUDITED)

                                                  1996           1995
                                                  ----           ----

Revenue:
Product sales                                $11,389,339         $10,636,033
Service revenue                                3,437,785           4,070,038
                                               ---------           ---------
  Net sales                                   14,827,124          14,706,071
                                              ----------          ----------

Cost of sales:
Cost of product sales                          7,421,004           6,542,952
Cost of services                               2,838,137           3,566,129
                                               ---------           ---------
  Cost of sales                               10,259,141          10,109,081
                                              ----------          ----------

Gross profit                                   4,567,983           4,596,990
                                               ---------           ---------

Expenses:
  General and administrative                   3,863,874           4,330,093
  Selling and marketing                        1,354,153           1,303,840
  Depreciation and amortization                  805,683             396,287
  Research and development                        61,242              32,340
                                                  ------              ------
Total expenses                                 6,084,952           6,062,560
                                               ---------           ---------

Loss from operations                          (1,516,969)         (1,465,570)

Other income (expense):
  Interest income                                 87,474              37,621
  Interest expense                              (203,843)            (18,908)
  Other income (expense), net                     56,088             191,258
                                                  ------             -------
Net other income (expense)                       (60,281)            209,971
                                                 -------             -------
Net loss before income taxes                  (1,577,250)         (1,255,599)
Income tax expense                              (395,000)             ---
                                                --------
Net loss                                     ($1,972,250)       ($1,255,599)
                                              ===========        ===========



Net loss per weighted average common share
   outstanding                                    ($0.07)             ($0.05)
                                                  ======              ======

Weighted average common shares outstanding    27,929,600          27,193,954
                                              ==========          ==========







See accompanying notes to unaudited interim consolidated financial statements.





        TOP SOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
      JUNE 30, 1996 AND 1995 (UNAUDITED)
                                                   1996               1995
OPERATING ACTIVITIES:
    Net loss                                 ($1,972,250)        ($1,255,599)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Depreciation                                 969,314             685,584
    Amortization                                 301,767             274,565
    Disposal of equipment                         23,513              34,846
    Decrease  in deferred income tax assets, n   325,000                 ---
    Advance to officer                                 ---           (45,000)
    Repayment from officer                             ---            40,000
    Increase in accounts receivable, net        (501,118)            (15,609)
    Increase in inventories                     (556,378)           (285,598)
    Increase in prepaid expenses                 (13,655)            (43,471)
    Decrease (increase) in other assets          (56,297)            123,301
    Increase in accounts payable                 284,115              91,030
    Increase (decrease) in accrued salaries     (269,675)             30,862
    Decrease in accrued liabilities and deferr   (68,322)           (499,014)
                                                 -------            --------
Net cash used in operating activities         (1,533,986)           (864,103)
                                              ----------            --------


INVESTING ACTIVITIES:
    Purchases of property and equipment, net  (1,185,737)         (1,567,099)
    Reimbursement of tooling costs               465,222                 ---
    Increase in other assets                           ---          (650,000)
    Additions to patent costs, net               (38,781)            (41,732)
                                                 -------             -------
Net cash used in investing activities           (759,296)         (2,258,831)
                                                --------          ----------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net    1,104,415             867,616
    Proceeds from borrowings                     960,000           4,460,000
    Repayments of borrowings                           ---        (2,488,042)
Net cash provided by financing activities      2,064,415           2,839,574
                                               ---------           ---------
Net decrease in cash and cash equivalents       (228,867)           (283,360)
Cash and cash equivalents at beginning of peri 1,154,137           1,429,362
                                               ---------           ---------
Cash and cash equivalents at end of period      $925,270          $1,146,002
                                                ========          ==========









See accompanying notes to unaudited interim consolidated financial statements.





                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.......BASIS OF PRESENTATION

..........The accompanying financial statements of Top Source Technologies,  Inc.
(the  "Company")  have been  prepared  in  accordance  with  generally  accepted
accounting   principles  for  interim   financial   information   and  with  the
instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the  information  and footnotes  required by generally  accepted accounting  principles  for  complete  financial  statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary  for a fair  presentation  have  been  included  in  the  accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant  intercompany accounts and transactions  have been  eliminated.  The results of  operations  of any interim period are not  necessarily  indicative  of the  results of  operations  for the fiscal year.  For further  information,  refer to the financial  statements  and footnotes  thereto  included in the Company's annual report on Form 10-K for the year ended  September  30,  1995.  Certain  fiscal year 1995  amounts  have been reclassified to conform to current year presentation.
2........INVENTORIES

..........Inventories consisted of the following:
                                      June 30                   September 30
                                        1996                          1995
                                        ----                          ----

            Raw materials        $     883,836                  $    395,999
           Finished goods              140,711                        72,170
                                      -------                         ------
                                 $   1,024,547                  $    468,169
                                   ============                  ============




3........INCOME TAXES

..........In  February 1992,  the Financial  Accounting  Standards  Board adopted
Statement of Financial  Accounting  Standards  ("SFAS") No. 109  "Accounting for
Income  Taxes".  SFAS No. 109 changed the method of  computing  deferred  income taxes from a deferred method to a liability method.  Under the liability method, deferred income taxes are determined based on temporary  differences between the financial  statement and tax bases of assets and liabilities,  using enacted tax rates in effect  during  the  years in which the  differences  are  expected  to reverse, and on available tax carryforwards.








                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3. ......INCOME TAXES - Continued

..........The  Company  has  recorded a deferred  income tax  benefit and related deferred  income tax asset based on the pre-tax  loss for the nine months  ended
June 30, 1996, and recorded a full valuation allowance in the same amount.

..........At  June 30, 1996,  the  Company's  balance  sheet  contains a deferred income tax asset of  $1,395,000,  which  includes  an  additional  $175,000  and
$325,000  valuation  allowance  recorded  during the three and nine months ended
June 30, 1996. The additional valuation allowance is a result of the Company not meeting  expectations of taxable income for the nine months ended June 30, 1996.
At June  30,  1996,  the  Company  has  net tax  basis  Federal  operating  loss carryforwards  of approximately  $20,000,000  which may be used to offset future taxable income,  if any. The Company has determined,  based on projected  future taxable income,  that it is more likely than not that the deferred tax assets at
June 30, 1996 will be  realized  before the  expiration  of the  underlying  net operating loss carryforwards which will begin expiring in 2001. .........


ITEM 2...MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
              CONDITION AND RESULTS OF OPERATONS


Results of Operations

..........Total revenues for the three and nine month periods ended June 30, 1996 were  $5,797,234  and  $14,827,124,  respectively,  compared to  $4,912,560  and
$14,706,071,  respectively,  for the same  periods  in 1995.  The  $884,674  and
$121,053  increase in revenues for the three and nine month  periods  ended June
30,  1996 is  primarily  attributable  to an  increase  in product  sales at the
Company's Top Source Automotive,  Inc. subsidiary ("TSA") for the three and nine months ended June 30, 1996 compared to the same period in 1995 partially  offset by an 8.6%  and  15.5%  decrease  in oil  analysis  sales at the  Company's  oil analysis  subsidiary,  United  Testing  Group, Inc. ("UTG"),  for the three and nine months ended June 30, 1996 compared to the same period in 1995.

..........The  increase in product  sales at TSA for the three  months ended June
30,  1996  compared to the same period in 1995 is  attributable  to  accelerated production  of  the  1997  Jeep(R)  Wrangler  due  to  increased  demand  by the manufacturer. Third quarter product sales counteracted the low level of sales in the second  quarter which  resulted from the planned  changeover and slower than anticipated production rampup of the 1997 Wrangler.

..........The  decrease in comparable  sales volume for oil analysis  services at
UTG is  primarily  attributable  to the  loss  of  several  major  oil  analysis customers  during  fiscal 1995;  however,  the current sales level is consistent with the previous  three  quarters.

..........The  gross profit margin for three months ended June 30, 1996 was 28.8%
compared to 31.0% for the same period in 1995.  The gross profit  margin for the nine months ended June 30, 1996 decreased  slightly to 30.8% from 31.3% compared to the same period in 1995. The decrease in margins below  comparable  levels in the prior year is primarily  attributable  to increased labor and overhead costs relating to product sales.





                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q




ITEM 2...MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS   - Continued

..........General  and  administrative  expenses decreased $122,386 and $466,219, respectively,  for the three and nine month periods ended June 30, 1996 compared to the same  periods in 1995.  These  decreases  are  attributable  to personnel reductions  and  efficiency  improvements  at UTG  and the  Company's  corporate office, offset by higher levels of expense at the Company's subsidiary,  On-Site
Analysis,  Inc. ("OSA, Inc."), for the comparable periods.

..........Selling and marketing expenses decreased 15% for the three months ended
June 30, 1996  compared  to the same  period  ended in 1995.  The  decrease  was primarily  attributable to the reduction of UTG's selling and marketing group in fiscal 1995.


..........Depreciation  and  amortization  increased 142% and 103% for the three and nine month periods ended June 30, 1996 compared to the same periods in
1995. The increase is primarily due to purchases of $1,185,737 in capital assets which consist of additional OSA units and capital equipment  expenditures at TSA in the nine  months  ended  June 30,  1996.  Depreciation  and  amortization  of
$465,398 was  allocated to cost of sales as it directly  relates to the products and  services  sold  during the nine  months  ended June 30,  1996  compared  to
$563,862 for the same period ended in 1995.

..........Interest  income  increased  $11,397 and $49,853 for the three and nine months  ended June 30, 1996  compared  to the same  periods  ended in 1995.  The increase is due to the interest  earned on the increased  funds  invested in the current fiscal period.

..........Interest  expense increased $52,785 and $184,935 for the three and nine months  ended June 30, 1996  compared to the same  periods  ended in 1995.  This increase is due to the interest expense on the Company's $3,020,000 nine percent
(9%) Senior Subordinated Convertible Notes which were issued in June and October
1995.

..........Other  income  decreased  $197,724  and $135,170 for the three and nine months  ended June 30, 1996  compared to the same  periods  ended in 1995.  This decrease is due to proceeds of $229,500 from Professional  Services  Industries,
Inc.  ("PSI")  received in June, 1995 partially offset by the receipt of $56,367
received  in  October  1995  in  connection   with  the  lawsuit   against  PSI.


..........The increase in the net loss for the three months and nine months ended
June 30, 1996 compared to the same period ended in 1995 is  attributable  to the higher  level of  depreciation  expense  resulting  from  additional  OSA units, increased capital  expenditures at TSA, increased selling and marketing expenses at OSA, Inc., and a lower level of other income related to the PSI lawsuit. This increase was  partially  offset by a decrease in losses at UTG and Corporate due to cost reductions and efficiency improvements.  In order to improve the results of  operations  further,  in May  1996,  the  Company  began  implementing  cost reductions  at all  locations  and  continues to evaluate  other cost  reduction plans.





                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



ITEM 2...MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS   - Continued


..........At  the present time, the Company  continues to receive minimal revenue from two equipment maintenance ("EM") units at two customer sites, an automobile dealership and a  municipality.  On December 4, 1995,  the Company  entered in a non-binding  letter of intent  ("LOI") with a group  interested  in becoming the exclusive  world-wide  franchiser of EM OSA's.  On May 29, 1996, the Company and this group  agreed to modify and  expand the terms of the  non-binding  original
LOI.  Currently  discussions  are  continuing  with the original group and other companies  that have  expressed  an  interest in  franchising  EM OSA units both domestically  and  internationally.  The  Company  is  currently  assessing  the
financial  impact  of  all  franchising   opportunities  with  these  and  other
companies.

..........On  July  31,  1996 the  Company  signed  a  Memorandum  of
Understanding  with a large  multinational  public company ("Entity") seeking to purchase certain assets in the Company's oil analysis  service  segment,  and to discuss joint venture  distribution  of the Company's OSA EM units in franchised mini-laboratories  or in other market  segments.  These net assets are valued at approximately  $5,000,000 on the Company's balance sheet. As of August 19, 1996, the Company continues to have meaningful discussions with this Entity;  however,
there  can  be  no  assurances  that  these   discussions  will  be  successful.

..........Based  on the  continuing  reliable  performance  of the EM  units  and interest  expressed  in  the  OSA  units  in  new  markets,  the  Company  began discussions in March 1996 with several major  corporations about the possibility of  marketing EM OSAs in segments  not  included in the  franchise  market noted
above.

..........The  Company  has  since  entered  into an  agreement  with the marketing  and  training  resource  division of AON  Corporation  regarding  the marketing of EM OSAs in new and used car dealerships.  A four-month trial period commenced May 16th,  1996, after which a distribution and marketing plan will be developed.

..........Additionally, two non-revenue generating OSAs were installed
by  early  August  and  are  operating  within  a  Detroit   automaker's  engine
development facilities.  After a 60-day trial period, the Company will develop a
customized   marketing   plan  for   further   expansion   into   this   market.

..........Although  there can be no assurances that present  discussions  will be successful  with  companies in either the  franchise  or other OSA markets,  the
Company has made the commitment to pursue  strategic  alliances with established companies  in order to  accelerate  and  maximize EM OSA market  potential.  The
Company  believes  that its OSA  units  will  begin to  generate  an  increasing quarterly  revenue  stream.  In May 1996,  the  Company  reduced  the OSA,  Inc.
internal sales and marketing  staff servicing the markets where it has formed or is seeking  strategic  alliances.  The Company will continue to market OSAs with its internal staff to specialized markets and to the refinery industry.





                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



ITEM 2...MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS   - Continued

..........The Company is generating a nominal amount of revenue from one refinery unit located at a major refinery in Baton Rouge, Louisiana. The Company believes that  since  January  1996,  it has met  refinery  requirements  for  instrument reliability and repeatability and that it has successfully developed a prototype refinery  unit.  Subsequent  to  March  1996,  additional  requirements  for oil analysis testing properties were requested by the refinery. Further software and hardware  enhancements  have  been  made  and the  Company  now  believes  it is producing results 100% within accepted  standards for accuracy,  reliability and repeatability.  On August 12, 1996 the Company began  production line testing on this unit.

..........Based  on  favorable  test results  from the ongoing  rigorous  testing procedures  being  currently  performed by the  refinery and recently  installed instrument and software enhancements,  the Company believes that it will receive additional  purchase  orders  for  refinery  OSA  units  from  one or  more  oil refineries.


Liquidity and Capital Resources

..........Net cash used in operating  activities
was ($1,533,986) for the nine months ended June 30, 1996. This usage of cash was attributable to a net operating loss excluding  depreciation and amortization of
$701,169,  an  increase  in  inventories  of  $556,378  due  to the  model  year
changeover  on  the  Chrysler  Jeep(R)   Wrangler,   a  decrease  in  accrued
liabilities  and  accrued  salaries  of  $337,999,  and an  increase in accounts receivable  and  other  assets  of  $571,070.  This was  partially  offset by an increase in the tax valuation allowance of $325,000, and an increase in accounts payable  of  $284,115.

..........Net  cash  used  in  investing   activities  was  ($759,296)  of  which
$1,185,737   was  expended  for  capital   assets,   $465,222   related  to  the
reimbursement  of tooling costs and $38,781 for patent costs.  Net cash provided by financing  activities  was  $2,064,415  which  consisted of net proceeds from sales of common stock through  exercise of stock  options of $1,104,415  and net proceeds of $960,000 from the remaining senior  subordinated  convertible notes.

..........The  Company  has bank  financing  with First  Union  National  Bank of
Florida ("the Bank").  On October 12, 1995, the Company increased its short term working capital line of credit with the Bank to $1,500,000.  The working capital line of credit  bears  interest  at .85% over the prime  rate,  is  governed  by specific financial covenants and ratios limiting  accessibility,  and is secured by  substantially  all of the assets of the Company.  On January 31,  1996,  the working capital line of credit of $1,500,000 was renewed until January 31, 1997.
As of the  date of  this  report,  no  amounts  are  outstanding  on the  credit facility.  As of August 16, 1996,  the Company had  approximately  $1,500,000 of cash in hand.
                                        9




                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 2...MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS   - Continued

..........On  April 23, 1996, the Company signed a purchase  commitment  with TJA for the shipment of 16 additional OSA units. These OSA units are scheduled to be delivered  on a monthly  basis  through  September  1996,  and the  Company  has received  delivery  of five  OSA's  through  August 1, 1996.

..........Based  on current cash  balances,  current bank lines and  company-wide cost reductions  that began in May 1996, the Company  believes it has sufficient cash  flow to fund its  current  operations  and  finance  the  deployment  of a substantial number of OSA units.


 Forward-Looking Statements

..........The   statements  discussed  above  under  Results  of  Operations  and
Liquidity and Capital Resources  relating to the Company's  expectations that it anticipates (1) generating increasing revenue from OSAs and receiving additional
purchase   orders  for  refinery  OSA  units,   (2)  entering   into   strategic
relationships,  (3) the possible  sale of certain  assets in the  Company's  oil analysis  service segment,  and (4) improvements in the Company's  liquidity are forward-looking  statements  within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     As the text above  discusses,  the  results  expected by any or all of these forward-looking  statements  may not occur.  Important  factors that could cause actual results to differ materially from the forward-looking  statements include the  following:  (1) the decline in current  production  levels at Chrysler  for vehicles  installing  OHSS, (2) the continued  reliability of the OSA technology over an extended  period of time,  (3) the  Company's  ability to market OSAs to
both   refineries  and  third  parties  that  use  oil  analysis  for  equipment maintenance,  (4) the acceptance of the OSA technology by the  marketplace,  (5)
the  general  tendency  of  large  corporations  to  slowly  change  from  known technology to emerging new  technology,  (6) the  Company's  reliance on a third party to manufacture  OSAs, (7) potential future  competition from third parties that may  develop  proprietary  technology  which  either  does not  violate the
Company's  proprietary  rights  or is  claimed  not  to  violate  the  Company's proprietary rights, and (8) unanticipated  business or legal disagreements which impede  entry into one or more  strategic  alliances  or impact the signing of a definitive agreement.


                          PART II - OTHER INFORMATION


ITEM 5...OTHER INFORMATION

..........On  May  10,  1995,  the  Company  entered  into  an  "Agreement"  with
Adrenaline,  Inc.  ("Adrenaline"),  the  original  inventor  of the Engine  Fuel
Economy Emission Control  Reduction System ("EFECS")  technology,  to assign its interest in the  proprietary  technology to  Adrenaline.  Under the terms of the agreement,  the Company  assigned its interest in this  technology in return for future royalties. (See Note 19 of the Company's 1995 10-K filing.)






                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



ITEM 5...OTHER INFORMATION - (Continued)

..........In order to facilitate and accelerate  the  commercialization  of EFECS by Adrenaline and Edward Van Duyne (the
founder of Adrenaline,  Inc.) and to maximize the  opportunity for Top Source  Technologies,  Inc. on February 22, 1996,
the Company agreed to amend the original terms stated in the Agreement to Items 1 and 2 below.

1........On  June 1, 1996, the Company began receiving  monthly royalty payments in the amount of $4,167 per month as a minimum  royalty payment up to a maximum of $400,000 instead of annual payments of $50,000  annually  (originally scheduled  to commence in January,  1997);  .........

2........Commencing  on the first anniversary of the date on which  Adrenaline's patent revenues for the prior 12 months exceed  $2,500,000,  Adrenaline will pay to Top Source an annual royalty  payment equal to two percent (2%) of all patent revenues.  Patent revenue  royalty  payments shall not exceed $150,000 in any 12 month  period and  $1,500,000  during the entire  term of the  Agreement  unless
Adrenaline  consummates an initial public offering or sells substantially all of the assets or capital stock of Adrenaline. As of August 12, 1996, Adrenaline had not  received  any  revenue  relating  to the EFECS  patent.  The  timing of the commencement of EFECS revenues, if any, is indeterminable. .........

Additionally, the Company was granted 45,000 options, or not less than an amount equal to 3% of Adrenaline's shares on a fully diluted basis, on Adrenaline's common stock at a price of $1.20 per share. These option shares are not exercisable until Adrenaline either consummates a successful initial public offering or sells substantially all of the assets or capital stock of Adrenaline. The option agreement is subject to the Company's approval.

     The Company is currently recognizing the monthly royalty payments on a cash basis until it can readily determine the predictability of payments.


   ITEM 6...EXHIBITS AND REPORTS ON FORM 8-K .................

                     a.   Exhibits
                           27.0    Financial    Data   Schedule

                     b.  Reports on Form 8-K ..................

On May 31, 1996 a Form 8-K was filed related to a Cautionary Statement of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and there were no other reports filed on Form 8-K during the quarter ended June
30, 1996.





                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q





..........Pursuant  to the  requirements of the Securities  Exchange Act of 1934, the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.


..........TOP SOURCE TECHNOLOGIES, INC.





..........By:       /s/ DAVID NATAN
...................David Natan
...................Vice President and Chief Financial Officer









Dated:  August 19, 1996


















                                                           12


