Form 10-K
period 1996-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1997-01-13
CIK 800055

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

 [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

                      For the year ended September 30, 1996

                         Commission File Number 1-11046

                          TOP SOURCE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter).
Delaware                                               84-1027821
(State or other jurisdiction of                     (I.R.S. Employer
corporation or organization)                      Identification Number)

        7108 Fairway Drive, Suite 200, Palm Beach Gardens, Florida 33418
               (Address of Principal executive office)           (zip code)

       Registrant's telephone number, including area code: (561) 775-5756

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange
                                                  on which registered
Common Stock                                      American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                  .001 par value common stock (Title of Class)
                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of December 13, 1996, 28,451,477 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on December 13, 1996 (based upon the closing sales price) held by non-affiliates of the Registrant, was approximately $79,733,523.

                       Documents Incorporated by Reference
Location in Form 10-K                              Incorporated Document
Part III-Items 10, 11, & 12                        Definitive Proxy
                                                   Statement in connection
                                                   with its annual meeting of
                                                   stockholders to be held
                                                   on May 15, 1997

                                     PART I


ITEM 1.  BUSINESS

A.  General Description of Business

Top Source Technologies, Inc. (the "Company") was organized in 1986 to distribute a patented overhead mounted speaker system ("OHSS") for vehicles. In 1989, the Company's mission was expanded to include developing and marketing of products, services and technologies for the transportation and related industries. The Company has since further expanded its product line. In addition to the OHSS, in 1993 and 1994 the Company acquired three oil analysis laboratories which were subsequently sold, (see United Testing Group ("UTG") Sale of Assets in Section C.) and has developed a proprietary oil analysis instrument, the On-Site Oil Analyzer ("OSA") for use in the petrochemical, automotive and equipment service industries. The Company also licenses one safety restraint technology, Acceleration Restraint Curve Safety Seat ("ARCS") from the Massachusetts Institute of Technology ("M.I.T.").
As of January 6, 1997, the Company had four subsidiaries: Top Source Automotive, Inc. ("TSA"), On-Site Analysis, Inc. ("OSAI") whose name was changed to Top Source Instruments, Inc. ("TSI."), and ARCS Safety Seat, Inc. ("ARCS, Inc.") all located in the Troy, Michigan area, and United Testing Group, Inc. ("UTG")
currently a discontinued operation. In fiscal 1996, the Company derived substantially all of its revenue from sales of its OHSS at TSA. Service revenue from UTG for years ended September 30. 1996, 1995 and 1994 has been reclassified and is included in the Company's financial statements as "discontinued operations."
B.  Financial Information About Industry Segments

The Company currently has two industry segments: automotive technology, TSA and oil analysis service, TSI. (For information on industry segments, see Item 8. - Financial Statements and Supplementary Data, Note 17 Segment Information.)


C.  Narrative Description of Business

General
The Company markets one product, an OHSS, and provides one service, oil analysis. The Company has three proprietary technologies: OHSS; OSA, which has generated a nominal amount of revenue; and ARCS, which is non-revenue generating. Another technology, Engine Fuel Economy Emissions Control Reduction System ("EFECS"), was also licensed from M.I.T. and subsequently sold pursuant to a future royalty agreement in May 1995. (See Item 8. - Financial Statements and Supplementary Data, Note 16 and the heading "EFECS" in this Business Section.)

Products and Technologies

Overhead Speaker System
In 1987, the Company acquired the exclusive rights to distribute in the United States and Canada a patented automotive overhead mounted speaker system from its Swedish inventor. The Company holds a number of patents for the OHSS which expire at various times through 2009. In addition, the Company has patent applications for other uses of OHSS. The patents cover the design and mounting method which permits speakers, dome lights and other accessories to be mounted overhead. The assembly includes enclosed audio speakers pre-wired in an overhead mounting system. The unit, about six inches wide, mounts up against the headliner across the width of the sport utility vehicle as a rear speaker system. Overhead mounted speakers deliver unobstructed sound directly to the listener whereas speakers mounted in the side doors, tailgate or cargo area can become obstructed by passengers or cargo. The OHSS eliminates the need for rear speakers in traditional locations, reduces weight in the liftgate and because of its fixed overhead mounting, is not subject to the same risks of damage as speakers located in door or liftgate panels. The OHSS provides the Original Equipment Manufacturers ("OEMs") with a cost effective solution to improved audio sound without additional expensive tooling and within relatively short lead times, and the assembly reduces installation time in factory applications.

In 1991, a custom designed OHSS was approved by Chrysler Corporation ("Chrysler") for dealer installation on the Jeep(R) Wrangler, and a purchase order was received. This OHSS unit can be installed in less than 30 minutes and retails for around $300. A patent on the Wrangler OHSS was issued in 1991. In February 1992, the Company established an engineering team that worked on housing designs, materials, and other features, as well as audio sound issues. The team, which included internal engineers and outside consultants, identified vehicle opportunities for the OHSS and built working prototypes. The Company's marketing group presented these units to OEM audio, trim and product planning engineers for evaluation. The second custom OHSS unit was designed for the Jeep(R) Cherokee, a high volume vehicle in production since 1984. The Cherokee unit was molded from reinforced urethane and housed two 5 1/4 inch speakers. The unit mounted over the rear cargo area and incorporated the cargo area dome light. In May 1992, Chrysler approved this unit and a purchase order was received for dealer installation. The third custom unit which was designed for the new Jeep(R) Grand Cherokee featured four speakers and mounted above the cargo area in the rear of the vehicle. In early 1993, the Company received approval and a purchase order for the Grand Cherokee unit as a dealer installed option. Patents have been applied for in regard to both Cherokees.

In 1992, TSA focused its marketing effort on expanded production line installation opportunities for both the Wrangler and Cherokee, and the Company received its first production line orders for both the Wrangler and the Cherokee. That opportunity promised significant increases in OHSS volumes compared to dealer installed application. To support that effort the Company, in early 1993, established its own assembly operation in a leased Michigan facility. The in-house assembly assured reduced costs and permitted the TSA total control of quality and delivery schedules. By September 1993, the Company was shipping significantly increased OHSS units due to the production line purchase orders.


In 1990, the TSA shipped approximately 7,480 OHSS units. By 1996, that number had grown to 228,731 OHSS units of which 3,400 were shipped to Venezuela.

In January 1996, TSA started shipments of a new Jeep Wrangler OHSS model designed for the completely redesigned Wrangler. Although no formal commitments beyond model year 1997 have been received, the Company believes that this program will last at least through year 2000. In addition, the Company has also received approval from Chrysler to begin tooling for an upscale OHSS to be factory installed in the 1997 high end Grand Cherokee. The Company has designed and presented many more custom units to domestic and foreign OEMs including a completely new design. The new design, which a patent has been applied for, positions small speakers in the center part of the vehicle with sound channels distributing the sound to acoustically correct positions. The whole system will be built as a modular assembly and attached to the ceiling of the vehicle at assembly lines and later covered by the headliner. This new product has the potential to eliminate the need for speakers in all doors and instrument panels and will be incorporated both in front as well as the rear of the vehicle. This product also opens up a wider target market range of vehicles than the earlier truck, van and sport utility vehicle market. Also during 1996, TSA began working with several major interior trim suppliers to provide sound systems which are fully integrated into the interior trim on future vehicles models beginning in the model year 2000.

The Company believes it can meet additional potential demand for its OHSS from present or new customers due to available capacity at TSA's new plant. Components of the OHSS such as speakers, grills, wiring harnesses, housings and dome lights are sourced either by the Company or the OEM customer. Back-up sources are available for all components.

Currently, TSA has three production line contracts with Chrysler, Jeep Cherokee, Jeep Grand Cherokee and Jeep Wrangler. The Jeep Cherokee contract, which is projected to account for between 33% to 40% of TSA's fiscal 1997 revenues, expires during the Company's fiscal 1997 fourth quarter.

Based on the anticipated growth of TSA's two remaining contracts, TSA believes it can reduce the projected impact of the loss of the Cherokee Program, excluding any additional aftermarket revenue that can be generated, so that 1998 and 1999 TSA revenues will approximate 70% to 75% of 1997 levels. TSA is currently seeking strategic relationships with several major aftermarket retailers.

Due to the receipt by TSA in 1996 of Chrysler's Gold Pentastar award for quality, performance and on-time delivery, TSA's unique patent position and due to TSA's growing visibility in the overhead speaker market, TSA anticipates receiving some of these aftermarket contracts; however, there can be no assurances that these contracts can be obtained or that these contracts will offset or exceed the loss of the profit on the Cherokee contract.

Oil Analysis
Oil analysis is a 50-year-old technology initially used by the railroad industry to monitor the internal condition of their engines. Over the past 30 years, use of the technology expanded and oil analysis is now widely used for diagnostic and preventative maintenance programs for equipment in the aircraft, marine, heavy duty vehicle, industrial machine, defense and automotive industries. The technology is also used for process quality control and pipe line monitoring in the petrochemical industry as well as many other chemical and mineral production processes.

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

Traditionally, the service requires extracting a small sample of used oil from oil lubricated equipment and sending it to a laboratory. Scientific tests identify and quantify metal debris that is the result of wear. The amount of metal debris, correlated to time or mileage that the oil has been in service, indicates if wear is normal or abnormal. Other laboratory tests indicate and measure if there is any coolant or water in the oil, the amount of airborne dirt, viscosity, acidity, depletion level of the additive package, flash point, coloration and many other factors. Oil analysis users select the tests from a service menu based on their particular needs. Once the empirical data is generated by laboratory tests, a trained evaluator reviews the results and generates a report, which often contains service recommendations. The report is then sent to the end user.

All major oil companies provide oil analysis service for their industrial and commercial lubricant customers to help them monitor the service and maintenance needs of their equipment. These oil companies either contract with an independent laboratory for a private label package or perform the service in their own laboratory.

In March of 1992, the Company decided to pursue the concept of an On-Site Analyzer ("OSA") using the advanced software technology, automated diagnostic system and proprietary database developed and used at Spectro/Metrics, Inc. ("SMI"), then a privately owned oil analysis laboratory. The Company entered into an agreement with SMI to solicit instrument manufacturers with the goal of designing and building a low cost test instrument for use on the shop floor, which was capable of performing many of the services provided by an oil analysis laboratory. The goal was to provide almost instant results by eliminating the need to send a sample to a laboratory. Initially, the Company intended to license the proprietary software and database from SMI, purchase OSAs from an instrument manufacturer and either sell the instrument or sell the service on a per test basis. The Company also conducted primary market research in many markets to verify the demand, acceptability and requirements of an OSA.

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

In January 1993, the Company and SMI entered into an initial development agreement with the Thermo Jarrell Ash ("TJA") Division of Thermo Instrument Systems, Inc. to jointly develop an OSA with both emission and infrared capability. The intent of the agreement was to provide TJA with exclusive manufacturing rights in exchange for their development expense and the Company would receive exclusive distribution rights to the petrochemical and synthetic lubricants market while TJA could pursue other markets. Under the agreement, TJA was responsible for all hardware included in the instrument as well as software for each individual spectrometer. The Company was responsible for the analytical software including quantification files and database and the overall instrument operating software.

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

From July 1993 through September 1996, UTG added a significant amount of new and diverse oil analysis samples to its database. This database became essential to the development of the computer software that operates and controls the precision and accuracy of the OSA machines. In July 1996, (1) with TSI having completed the majority of the OSA software development and modification, (2) the inability of UTG to become profitable at current sales levels, and (3) the decision by the Company to focus its resources on the proprietary OSA and OHSS products; the Company agreed to sell its three oil analysis laboratories.


Sale of United Testing Group Assets - Discontinued Operations
On July 31, 1996, the Company entered into a non-binding Memorandum of Understanding to sell substantially all of the assets of its wholly-owned subsidiary, UTG, to Conam Inspection, Inc., ("Conam") a subsidiary of Staveley Industries, plc ("Staveley") from the United Kingdom.

On September 12, 1996, the Company agreed to the financial terms of the sale with Conam and adopted a plan to discontinue UTG operations effective for the Company's fiscal year ended September 30, 1996. On October 30, 1996, pursuant to an Asset Purchase Agreement (filed by the Company on Form 8-K dated November 12,
1996) ("Agreement") the Company consummated the Agreement.

Under the financial terms of the Agreement, Conam purchased for $3,348,910 in cash, after closing adjustments, all of UTG's property, plant and equipment, deposits, supplies inventory, trademarks and patents, and goodwill, and agreed to assume substantially all of UTG's liability for outstanding prepaid oil analysis kits, and the liability for various equipment and facility leases. (See Financial Statements and Supplementary Data, Note 2 - Discontinued Operations.) Of this amount $200,000 was placed in an escrow account for a one-year period to cover undisclosed liabilities not assumed by Conam.

After the transaction of October 30th , UTG retained ownership of all pre October 30th trade accounts receivable balances amounting to $656,706, net of a reserve for bad debts of $83,650. As of January 2, 1997, the Company has collected $440,331 of its October 29th accounts receivable balances and anticipates collecting the remaining balances. Also, as part of the transaction, the Company maintained ownership of its proprietary oil analysis database used for creating quantification files for the Company's OSA units. Conam agreed to lease this database for a ten-year period for a cash prepayment of $100,000, and also agreed to lease two OSA units for a three-year period with a nominal buyout at the end of the lease for an additional payment of $100,000. Revenue from the lease of the database and two OSA units will start to be recognized in the first quarter of fiscal year 1997.

Also during the closing period, Conam began negotiations with the Company to market OSA units via franchising, and to represent the Company in the petro-chemical industry. (See TSA "Marketing and Franchise Agreements" in this Business Section.)

OSA Development
In July 1993, OSAI was formed as a wholly-owned subsidiary of the Company to exclusively develop the OSA program. On September 12, 1996 pursuant to the restructuring, the name of OSAI was changed to TSI. (See "Restructuring of TSI" in this Business Section.) The Company since 1993 has staffed TSI with spectroscopists, instrument specialists, sales and marketing, systems and programmer personnel as well as technicians capable of assisting in installation, operation and training.

During August 1993, TJA and OSAI produced an Alpha developmental prototype that appeared to be able to meet the requirements and specifications established for the OSA. In December 1993, OSAI introduced the first OSA Beta prototype at Chevron's national oil distributor convention in San Diego. Concurrently, OSAI placed an order with TJA to manufacture additional Beta OSA units. The intent was to place OSAs in the field at various locations to identify any issues yet to be resolved before a final design was established for larger distribution.

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

In December 1993, the Company signed a confidentiality agreement with Exxon Corporation ("Exxon") and began evaluating a variety of petroleum product samples. In July 1994, the Company and Exxon signed a national lease. In the Fall of 1994, extensive testing was commenced at Exxon on three OSA refinery units. The purpose of the testing was to determine the durability and operational reliability of an OSA unit in the refinery market. Based on positive initial results, the Company and TJA began hardware and software changes to enhance the original OSA equipment maintenance design to be usable in process control applications required in a refinery. This project has continued throughout 1995 to the present.

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

By the end of August 1995, the Company had retrofitted all existing Beta units at customer sites and began shipping the newly designed units to additional customers for evaluation and testing. In September, the customers began re-testing the OSAs in order to ensure the required reliability and performance existed.

During 1996, the Company continued to send OSA units to various test markets locations in diverse industries and generated a nominal amount of revenue from OSA units at a refinery, automobile dealership, oil distributor and municipality. Although the commercialization by the Company of OSA units has occurred at slower than anticipated pace, the Company believes it has gained valuable market information from OSAs at test locations that has enabled it to identify primary and secondary markets and to devise a strategy to help accelerate OSA revenue growth. The Company currently believes that its primary markets are in powertrain development locations, the refinery and petrochemical industry and in franchising mini-laboratories which would encompass new and used car dealers, fleets, municipalities quick lubes, auto and truck service centers, industrial and marine locations and truck stops.

Also, based on market information obtained during 1996, the Company modified its pricing strategy to match the economics of various OSA markets. These pricing guidelines now offer the customer five different methods of obtaining the benefits of OSA usage. These methods are (1) outright purchase, (2) operating leases, (3) capital leases, (4) per click usage, (5) and several other pricing structures whereby TSI provides for the rental of both the OSA unit and a trained operator on hourly basis or lease basis.

Each OSA currently has the capacity to effectively analyze approximately eight samples per hour. Software enhancements currently in process will increase the samples per hour to 12. The Company believes that the OSA units are now user friendly, self-calibrating, self-diagnostic, and capable of being operated by non-technical personnel in a non-laboratory environment.


On April 9, 1996 and July 15, 1996, the Company placed two test OSA units in an OEM's powertrain testing facility in Detroit. Based on the favorable results to date, the Company anticipates receiving a purchase order for and recording revenue for these units in February, 1997.

On December 11, 1996, the Company received a purchase order from Hyundai Motors, Inc. for approximately $150,000 to buy an OSA unit for its powertrain testing facility in Korea. The Company anticipates shipping this unit and recording revenue in February 1997.

Based on the reliability demonstrated by the OSA units throughout the latter part of 1995 and during 1996, and based on market information obtained during 1996, the Company anticipates generating an increasing quarterly revenue stream from equipment maintenance OSA units.

Since 1994, the Company has been working at the Exxon refinery in Baton Rouge to develop a refinery OSA unit. This has required the Company to significantly modify, enhance and add additional hardware and software to its standard equipment maintenance OSA unit. The Company currently believes that it has developed a OSA refinery unit that can meet the stringent and highly complex technical requirements of Exxon and other refineries.

The Company believes it will receive an order for additional refinery units at the Exxon Baton Rouge refinery and will receive orders from other refineries, however, due to previous delays, ongoing and changing technical requirements, and the difficulty in introducing and receiving customer acceptance for new technology, there can be no assurances as to the quantity or timing of the orders.

On March 3, 1995, the Company and TJA signed a long-term agreement. The agreement provides for exclusive manufacturing rights for TJA and exclusive distribution rights for the Company for petrochemical products and synthetics used as lubrication. TJA is now assembling OSAs in its Grand Junction, Colorado facility. TJA has the capacity to produce up to 1,500 units within 12 months and has the capability to increase their capacity and supply all of the Company's needs given several months ramp-up time. The Company has received three patents on various aspects of the instrument and applied for several others. The Company believes that TJA has also applied for and received patents on the instrument. There is presently no known technology competitive to OSA. The proprietary nature of the OSA is also protected by trade secrets, high cost of development, requirement of a large database and a highly complex analytical process. As of January, 1997, the Company knows of no other supplier capable of developing a comparable unit in the near term.

To date, the Company has used its existing cash resources to fund the development of OSA units and the operations of TSI. Future units will continue to be paid for with available cash and credit lines from First Union National Bank, if necessary. (See Financial Statements and Supplementary Data, Note 9 - Debt and Liquidity and Capital Resources in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

TSI Marketing and Franchise Agreements
In December 1995, the Company entered into a non binding Letter of Intent ("LOI") with a group interested in becoming the exclusive worldwide franchisor of the Company's OSA units. In May 1996, the original LOI was modified to exclude certain territories and to set specific performance guidelines for the franchise group with the goal of reaching a binding definitive agreement by July 31, 1996.

Due to the franchise group's lack of demonstrable progress in responding to the definitive agreement drafted by the Company, the Company allowed the original LOI to expire on July 31, 1996. However, subsequent to that date, the Company continued discussions with certain individuals included in the original group. Simultaneously, upon expiration of the LOI, the Company began meaningful discussions with Conam, the buyer of the UTG assets (see "Sale of UTG Assets" in this Business Section) regarding joint marketing and representation for OSA units in the refinery industry and on a franchise basis both domestically and internationally.

On October 30, 1996 as part of the UTG transaction, Conam agreed to lease for a total payment of $100,000 two OSA units for a three-year period. These units are intended to be used by Conam in two pilot locations in a franchise environment. Based on current discussion in progress, the Company believes it will sign a definitive franchise agreement with Conam or other parties that will yield multiple OSA sales and result in growing ongoing revenue; however, there can be no assurances.

In addition to the previously described discussions, on November 14, 1996, the Company entered into a Marketing Agreement with Conam whereby Conam became the Company's exclusive OSA sales agent in the petrochemical processing industry ("Oil Industry") in North America. Under the terms of the Agreement, (1) Conam will receive a commission of 10% of the revenue generated from OSA Oil Industry placements entered into subsequent to November 14, 1996, and (2) agreed to provide to the Company office space and support services at Conam facilities in Chicago, Los Angeles, Houston, and San Francisco. Either the Company or Conam may terminate this Agreement for any reason, whatsoever, upon 90 days written notice.

Restructuring of TSI Operations
Due to the Company's favorable OSA test location results in the OEM powertrain market in Detroit, the sale of the UTG laboratories in Atlanta, and the need to staff TSI with professionals with different marketing experience than currently staffed at TSI, on September 12, 1996, the Company's Board of Directors approved a restructuring plan. This plan included the restructuring of management, and relocating TSI's office and certain personnel from Atlanta to the Troy, Michigan area to be in close proximity to the Company's TSA subsidiary. As a result, the Company recorded a restructuring charge of $725,000 in fiscal 1996 to cover the costs of severance, lease cancellation in Atlanta and other expenses that have no future benefit.

ARCS (Acceleration Restraint Curve Safety Seat)
Over the past seven years the Company has developed a proprietary technology involving controlled seat motion that occurs at the instant of a frontal crash to help restrain vehicle occupants and assist automakers in meeting Federal passive restraint laws. The Company labeled the technology ARCS (Acceleration Restraint Curve Safety Seat). The primary objective of this technology is to provide supplemental lower torso restraint to alleviate abdominal, hip, leg and ankle injuries caused by unwanted lower torso motion often experienced in a severe frontal crash. The secondary objective of the technology is to better position the upper torso in a frontal crash and alleviate injuries to the head, neck and chest. In a severe frontal crash, occupants restrained by any combination of air bags and seat belts may experience upper and/or lower torso injuries caused by "submarining" under the lap belt, shoulder harness and/or air bag. The ARCS technology is designed to reduce or alleviate those injuries caused by submarining. The ARCS technology is intended to become part of the overall restraint system along with air bags and seat belts, eliminating the need and expense of knee bolsters, allowing more passenger leg room and giving instrument panel designers more latitude.

A prototype seat was built in October 1990. The Company selected the Wayne State University Biomechanics Department, based in Detroit, to conduct the sled tests. The sled test results proved ARCS' technology ability to provide significant injury reduction potential for vehicle occupants during a frontal crash. Sled tests were conducted with the occupant restrained by a shoulder harness only without the use of an air bag or lapbelt, and the instrument panel and steering column were removed.

During the third and fourth quarters of fiscal year 1994, a
major Detroit automaker sled-tested the ARCS technology in a second vehicle. The results were within Federal Safety Standards with the occupant restrained using the ARCS seat motion for the lower torso and an air bag for the upper body. The Company is unaware of any other moving seat technology that has been successfully tested by a major automobile manufacturer. In December 1996, the U.S. Patent Office granted patent protection for ARCS technology.

The Company believes research and development costs to the Company for the ARCS is complete and all future development and application engineering will be paid for by the vehicle and/or seat manufacturers. Due to the requirement to design and build actual pre-production hardware for automaker testing, the Company is attempting to establish a strategic partner relationship with a seat manufacturer. The Company hopes to sell the technology and maintain a long-term opportunity for future royalty income. Based on lead times in the automobile industry, royalties would not be generated for a minimum of four years after a contract is signed; however, due to the increasing regulation and scrutiny on air bag technology, the time period for implementation of an alternate technology could be shortened.

EFECS
In early 1990, the technology licensing office at M.I.T. offered the Company a new technology that promised to improve the fuel economy and reduce exhaust emissions of a spark-ignited engine, without decreasing power or driveability. The technology, named EFECS, Engine Fuel Economy Emissions Control Reduction System, was developed by an engineer who is also a member of the M.I.T. racing team. EFECS is based on a patented computer-controlled engine operation strategy and employs its own patented high powered variable output ignition system coupled to a unique spark plug design. The system is intended to help automakers meet future stringent exhaust emission standards, including cold start emissions, as well as improve fuel economy. The EFECS technology may solve the major problems experienced with lean burn engine operation in the past and also provide a cost and weight effective solution to cold start emissions. These problems include (i) control of the transient fuel air charge to maintain driveability, (ii) control of a variable air fuel ratio, (iii) maintaining low NOX in a lean burn environment, (iv) ignitability of a lean mixture and (v) misfire control. EFECS' self-tuning capability eliminates the need to tune-up the engine and keeps it running efficiently for the life of the vehicle. It also provides diagnostics and trouble-shooting information. In May 1995, the Company sold the EFECS technology to Adrenaline Inc., the original inventor of EFECS, pursuant to a future royalty arrangement to accelerate royalty payments to the Company and to place a ceiling on the amount of total royalties payable to the Company. This agreement was subsequently amended on February 22, 1996. (See Financial Statements and Supplementary Data, Note 16 - Sale of EFECS to Adrenaline, Inc.) . As of January 6, 1997, the Company had received a total of $29,169 in royalty payments.

Significant Customer Information
During 1996, approximately 99% of the Company's revenue was derived from OHSS sales to Chrysler Corporation. Revenue from the UTG operations has been excluded from total revenue. (See Item 8 - Financial Statements and Supplementary Data,
Note 2 Discontinued  Operations.) For significant  customer information see Item
8. - Financial Statements and Supplementary Data, Note 15 - Concentration of Credit Risk.

Government Regulation
The Company is subject to government regulations generally affecting all businesses. UTG, while it was in operation, routinely disposed of used oil in the ordinary course of its business and as such was subject to federal, state and local regulations. To handle this oil disposal, UTG hired a licensed, insured third party. The Company believes that UTG and its predecessors were in material compliance with all rules and regulations of the federal, state and local agencies and agreed to indemnify Conam, the purchaser of UTG, against any compliance penalties, if any should arise .

Seasonal Information
The Company's management believes that their business is not seasonal, however, its OHSS product sold by TSA is subject to normal periods of OEM production line shutdown for vehicle model year changeovers. This shutdown period normally occurs for periods of time ranging from two to six weeks and not necessarily occurring during the same quarter or quarters during each fiscal year.

Offices and Employees
The Company maintains principal administrative offices in Palm Beach Gardens, Florida and handles investor relations in the New York City office. The Company's automotive subsidiary, TSA, has a 45,000 square foot facility in Troy, Michigan, which includes its administrative, engineering and assembly operation. TSI was located near Atlanta, Georgia and is presently in the process of moving its facility to a 14,900 square foot facility in Farmington Hills, Michigan. The Company employs approximately 72 full-time and three part-time people.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth the location and use of the Company's facilities. All of the facilities are leased.

             USE            LOCATION                           EXPIRATION
             -----          ---------                           ----------
Corporate Headquarters     Palm Beach Gardens, Florida         January 1999
Investor Relations Office  New York, New York                  November 1999
TSA                        Troy, Michigan                      June 2000
TSI                        Atlanta, Georgia                    July 1998
                           Farmington Hills, Michigan          August 2000

All  facilities   have  excess   capacity  and  the  capability  to  accommodate
significant future growth. Each of these facilities is in good condition.

ITEM 3. LEGAL PROCEEDINGS

On April 20, 1994,  the Company  initiated a suit in U.S.  District  Court ("the
Court") in Atlanta, Georgia against PSI for failure to honor contractual obligations relating to oil testing samples sold prior to the Company's purchase of PSI on July 16, 1993. On June 26, 1995, PSI paid the Company $229,500, without any conditions attached, in anticipation of the Company dismissing the lawsuit against PSI. On October 17, 1995, PSI, pursuant to a ruling made by the Court, paid the Company an additional $56,367 in full settlement of the suit. In January 1996, the Company filed an appeal with the court to collect additional amounts, which the Company believes it was owed. In September 1996, the appeal was denied resulting in no impact to the Company's Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER'S

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information For Common Stock
The following table sets forth for the periods indicated the range of quarterly high and low representative market prices for the Company's common stock. The Company's common stock trades on the American Stock Exchange under the symbol "TPS".

                                   Fiscal 1996                Fiscal 1995
                                High            Low       High          Low
First Quarter  (December 31)  8-7/8           6-3/8      8-3/8          5-3/4
Second Quarter (March 31)     7-3/8           5          7-3/4          5-3/8
Third Quarter  (June 30)      8-3/16          5-5/16     7-3/16         5-3/16
Fourth Quarter (September 30) 7-1/16          3-3/8      9-3/16         6-1/8

Holders
As of December 13, 1996, there were approximately 1,398 holders of record of the Company's common stock.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

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

Share Repurchase program
On November 12, 1996, the Company announced that it put into effect a stock repurchase program. Initially, the Company intended to repurchase up to 300,000 shares of its common stock in the open market and hold the shares as treasury stock. In December 1996, Top Source Technologies, Inc. increased its share repurchase program by 100,000 shares. As of December 13, 1996, the Company had repurchased 295,700 shares at an average purchase price of $3.37 per share.


ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data of the Company's financial condition and results of operations as of and for the years ended September 30, 1996, 1995, 1994, and 1993 and as of and for the nine months ended September 30, 1992. The selected financial data should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994, 1993, AND AS OF
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1992
Balance Sheet Data                                 1996             1995             1994             1993             1992

Total Assets                                     $ 16,012,716     $ 19,109,250     $ 17,855,313     $ 10,632,917    $   2,353,657
Long-term Debt                                      3,020,000        2,060,000       ---                 458,368       ---
Total Liabilities                                   7,095,991        4,704,152        2,351,143        2,784,104          515,997
Stockholders' Equity                                8,916,725       14,405,098       15,504,170        7,848,813        1,837,660

Statement of Operations Data

Net Sales                                         $16,146,524     $ 13,907,354    $   9,259,581    $   2,536,340    $   1,826,623
Income (Loss) from Continuing
     Operations                                   (4,831,786)      (2,820,492)        1,840,366      (3,671,212)      (2,118,154)
Net Income (Loss)                                 (6,698,787)      (3,399,796)        2,014,577      (3,610,226)      (2,118,154)
Income (loss) per Common Share
     from Continuing Operations                        (0.17)           (0.10)             0.06           (0.18)           (0.12)
Net Income ( Loss) per Weighted
     Average Common Share                              (0.24)           (0.12)             0.07           (0.18)           (0.12)

See Notes to Consolidated Financial Statements for information on transactions and accounting classifications which have affected the comparability of the periods presented above. The Company has not declared cash dividends on its common stock for any of the periods presented above.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
On October 30, 1996, the Company sold certain assets and liabilities of the Company's oil analysis subsidiary, UTG. (See Item 8. Financial Statements and Supplementary Data, Note 2. Discontinued Operations. Therefore, the operations of UTG for 1996, 1995 and 1994 are excluded from the analysis below.

1996 Compared to 1995

Total revenue for the year ended September 30, 1996 was $16,146,524 compared to $13,907,354 for the year ended September 30, 1995, an increase of 16.1%. TSA generated total revenue for the year ended September 30, 1996 of $16,102,523 compared to $13,893,459 for the year ended September 30, 1995. This increase of 15.9% is due to increased sales of the OHSS. TSI's revenue for fiscal 1996 and 1995 was nominal.

The gross profit margin for the year ended September 30, 1996 was 33.3% compared to 37.2% for the year ended September 30, 1995. The decrease in margins below comparable levels is primarily attributable to increased labor and overhead costs relating to product sales at TSA.

General and administrative expenses decreased 4.6% for the year ended September 30, 1996 compared to the year ended September 30, 1995. The decrease is due to personnel reductions and improved efficiency at the Company's corporate office which were offset by increased expenses at the Company's subsidiaries TSA and TSI.

Selling and marketing expense increased 50.6% for the year ended September 30, 1996 compared to the year ended September 30, 1995. This increase is primarily due to increased salary and commission expense at TSA and TSI.

Depreciation and amortization expense increased 20.9% for the year ended September 30, 1996 compared to the year ended September 30, 1995. The increase is primarily due to increased depreciation at TSI which is related to the purchase of additional OSA units during the year ended September 30, 1996. Additional depreciation and amortization of $307,373 has been allocated to cost of sales as it directly relates to the products and services sold during fiscal 1996.

Interest income increased $49,553 or 78.8% for the year ended September 30, 1996 compared to the year ended September 30, 1995, which was due to interest earned on increased funds that were invested during the current fiscal year.

Interest expense increased $216,266 during the fiscal year ended September 30, 1996 as compared to the year ended September 30, 1995. The increase is due to the interest expense on the Company's $3,020,000 nine percent (9%) Senior Subordinated Convertible Notes which were issued in June and October of 1995.

Other income decreased $221,589 for the year ended September 30, 1996 as compared to the same period in 1995. This decrease is due to proceeds of $229,500 from Professional Services Industries, Inc. ("PSI") received in June of 1995. (See Item 3. Legal Proceedings)

Income tax expense increased $933,300 for the year ended September 30, 1996 as compared to the year ended September 30, 1995. The increased tax expense was due to a reversal of $1,365,000 of the Company's previously established tax asset as a result of the Company not meeting expected taxable income in fiscal 1996. In addition, TSA had increased state tax expense of $117,500 during fiscal 1996.

At September 30, 1996, the Company has net tax basis Federal operating loss carryforwards of approximately $25,674,000, which may be used to offset future taxable income, if any. The Company's net operating loss carryforwards begin to expire between 2001 and 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The increase of $3,298,991 in the net loss for the year ended September 30, 1996 as compared to the same period in 1995 is primarily related to the $1,804,791 loss from the disposal of UTG as well as a restructuring reserve of $725,000 set up for TSI, Inc. In addition, tax expense increased $933,300 primarily due to a reversal of the Company's tax asset.

The pre-tax loss from operations for the period ended September 30, 1996 before restructuring charge was $2,331,219 compared to a pre-tax loss of $2,366,527 in 1995. The losses in both periods are primarily attributable to expenses at TSI to develop the OSA product, and corporate expenses offset by profitability at TSA.

1995 Compared to 1994

Total revenue for the year ended September 30, 1995 was $13,907,354 compared to $9,259,581 for the year ended September 30, 1994, an increase of 50.2%. This is primarily due to an increase of 51% in product sales at the Company's TSA subsidiary which is attributable to an increased installation rate and sales of OHSS products for Chrysler's Jeep(R) Wrangler and Jeep(R) Cherokee vehicles as well as increased deliveries to Chrysler Venezuela for Jeep(R) Cherokee applications.

The gross profit margin for the year ended September 30, 1995 was 37.2% compared to 39.4% for the year ended September 30, 1994. The decrease in margins below comparable levels is primarily attributable to increased labor and overhead costs relating to product sales at TSA.

General and administrative expenses increased 87.3% for the year ended September 30, 1995 compared to the year ended September 30, 1994. The increase was caused by significant general and administrative expenditures of $1,655,125 at TSI, an increase of $1,587,207 from fiscal 1994. The majority of the expenses are attributable to an increase in personnel and technical staff necessary to support the anticipated rollout of the OSA units. Also, the Company incurred additional costs of $331,050 related to payments on an employment and consulting contract. The services have been completed and there will be no additional expenses incurred under this agreement. In the fourth quarter of fiscal 1995, senior management of the Company made reductions, primarily through personnel cuts, in operating costs from the then current levels in order to reduce expenses. Professional fees, which are included in general and administrative expenses, increased primarily due to legal costs incurred in connection with the PSI litigation (see Item 3. Legal Proceedings). Professional fees incurred in fiscal 1995 relating to the PSI lawsuit were approximately $102,000.

Selling and marketing expense increased 57.2% for the year ended September 30, 1995 compared to the year ended September 30, 1994. This increase was a result of the intensification of marketing and promotional activities in support of the TSIs including an increase in the TSI sales force. These selling and marketing expenses include increased salaries, benefits and travel expenses.

Depreciation and amortization increased 106.7% for the year ended September 30, 1995 compared to the year ended September 30, 1994. This increase is due to the purchase of $1,682,018 in capital assets during fiscal 1995 of which $774,857 related to purchases by TSI. Depreciation and amortization of $130,238 was allocated to cost of sales as it directly relates to the products and services sold during fiscal 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Interest income increased 50.7% for the year ended September 30, 1995 compared to the year ended September 30, 1994. This increase is due to the interest earned on the senior subordinated convertible note proceeds of $2,060,000 which were received in June 1995. (See Item 8. Financial Statements and Supplementary Data, Note 9. Debt.)

Other income (expense) decreased 41.1% for the year ended September 30, 1995 compared to the year ended September 30, 1994. In fiscal 1994 Other Income included approximately $278,000 which related to the recovery of loan fees that had been previously written off in fiscal 1993.

Income tax expense for the year ended September 30, 1995 was $610,000 compared to a benefit of $2,270,000 of for the year ended September 30, 1994. The increase in tax expense was due to a reversal of a portion of the Company's previously established tax asset, as a result of the Company not meeting expectations of taxable income in 1995.

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

Liquidity and Capital Resources

Net cash flows used in operations during the current fiscal year totaled $1,237,130. The usage of cash is attributable to a net operating loss excluding depreciation and amortization, of $5,459,851, an increase in accounts payable and accrued liabilities of $1,306,090, an increase in current assets of $688,628, an increase in the tax valuation allowance of $1,365,000, an increase of $725,000 for accrued restructuring reserve and the loss from disposal of discontinued operations of $1,804,791.

Net cash used in investing activities was $1,434,292 of which approximately $1,857,004 was expended for capital assets, $42,510 for patent costs, and $465,222 related to the reimbursement of tooling costs.

Net cash provided by financing activities was $2,170,414 which included the exercise of stock options and warrants (exercise prices ranged from $.53 to $6.50) that generated approximately $1,210,414 in net proceeds. Also, net proceeds of $960,000 were generated from the issuance of the remaining senior subordinated convertible notes. The Company has bank financing with First Union National Bank of Florida, ("the Bank"). On October 12, 1995, the Bank increased the Company's line of credit to $6,000,000 with $1,500,000 being available for short term working capital, ("Credit Line") and $4,500,000 ("OSA Line") to be used exclusively for the purchase of OSAs.

At September 30, 1996, the Company had not met the minimum debt service coverage on the $4,500,000 OSA Line, and, therefore, was unable to access the line. Under the terms of the credit facility, on December 31, 1996, the OSA Line principal balance availability was reduced from $4,500,000 to $2,250,000 and will remain at that level until the expiration of the facility on December 31, 1997.

Due to the current number of OSA machines already owned by the Company and based on current cash balances and the accessibility of the $1,500,000 Credit Line, the Company does not anticipate a need to access the OSA Line prior to its expiration on December 31, 1997.

During fiscal 1996 through the present, the Company has not utilized its Credit Line. The Company believes that the Credit Line will be renewed until January 31, 1998 upon its expiration on January 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Based on current cash balances, the Credit Line and savings generated from expense reductions, the Company believes it has sufficient cash flow and liquidity to fund its current operations and anticipated increasing OSA commercialization.

Forward-Looking Statements
The statements discussed above under the Business Section, Results of Operations, Liquidity and Capital Resources relating to the Company's expectations that it anticipates (1) generating OSA revenue from OSA units located in the powertrain, refinery, and other markets through franchising, (2) entering into strategic relationships, (3) obtaining significant dealer installed and aftermarket OHSS programs, (4)future TSA orders, and (5) improvements in the Company's profitability and liquidity are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934.

Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) the decline in current production levels at Chrysler for vehicles installing OHSS, (2) the continued reliability of the OSA technology over an extended period of time, (3) the Company's ability to market OSAs, (4) the acceptance of the OSA technology by the marketplace, (5) the general tendency of large corporations to slowly change from known technology to emerging new technology, (6) the Company's reliance on a third party to manufacture OSAs, (7) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, and (8) unanticipated business or legal disagreements which impede entry into one or more strategic alliances or impact the signing of a definitive agreement.

Inflation
The impact of inflation has become less significant with dormant inflation rates in recent years. The Company believes inflation has not had a material effect on the Company's operations.

New Accounting Standards
In 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company will adopt the statement in fiscal 1997. It is not expected to have material impact on the Company's consolidated financial position or results of operations.

In 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. With respect to accounting for its stock options, as permitted under SFAS No. 123, the Company intends to retain the intrinsic value method currently used as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company will provide disclosures in accordance with SFAS No. 123 when the standard is adopted in fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                                     Page
Report of Independent  Certified Public Accountants........................17
Consolidated Balance Sheets as of September 30, 1996 and 1995..............18
Consolidated Statements of Operations for the Years Ended
            September 30, 1996, 1995 and 1994..............................19
Consolidated Statements of Stockholders' Equity for the Years
            Ended September 30, 1996, 1995 and 1994........... ............20
Consolidated Statements of Cash Flows for the Years Ended
            September 30, 1996, 1995 and 1994.....  .......................21
Notes to Consolidated Financial Statements.................................22

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of Top Source Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Top Source Technologies, Inc., (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Source Technologies, Inc. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP



West Palm Beach, Florida
December 13, 1996


                                               TOP SOURCE TECHNOLOGIES, INC.
                                                ANNUAL REPORT ON FORM 10-K

                                                CONSOLIDATED BALANCE SHEETS
                                             AS OF SEPTEMBER 30, 1996 and 1995

----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                         1996                              1995
                                                                          ----------------                 -----------------
Current Assets:
  Cash and cash equivalents                                                       653,129                         1,154,137
  Accounts receivable trade (net of allowance of $83,650
     and $145,703 in 1996 and 1995, respectively)                               4,100,672                         3,489,791
  Inventories                                                                     511,958                           468,169
  Prepaid expenses                                                                325,946                           300,549
  Other                                                                           111,685                            82,258
                                                                          ----------------                 -----------------
Total current assets                                                            5,703,390                         5,494,904

Property and equipment, net                                                     2,503,033                         2,217,051
Manufacturing and distribution rights and patents, net                            333,762                           361,340
Capitalized database, net                                                       2,494,860                         2,705,693
Deferred income tax assets, net                                                   355,000                         1,720,000
Other assets, net                                                                 784,203                           808,695
Net assets from discontinued operations                                         3,838,468                         5,801,567
                                                                          ================                 =================
TOTAL ASSETS                                                                   16,012,716                        19,109,250
                                                                          ================                 =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                              1,836,395                         1,279,761
  Accrued salaries                                                                229,939                           318,621
  Accrued liabilities                                                           1,520,099                           681,961
  Net liabilities from discontinued operations                                    489,558                           363,809
                                                                          ----------------                 -----------------
Total current liabilities                                                       4,075,991                         2,644,152
  Senior subordinated convertible notes                                         3,020,000                         2,060,000
                                                                          ----------------                 -----------------
Total liabilities                                                               7,095,991                         4,704,152

Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; none outstanding                                                    ---                               ---
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 28,446,477 and 27,731,477 shares issued and
   outstanding in 1996 and 1995, respectively                                      28,446                            27,731
  Additional paid-in capital                                                   28,723,853                        27,514,154
  Accumulated deficit                                                         (19,703,789)                      (13,005,002)
  Treasury stock-at cost; 87,534 shares                                          (131,785)                         (131,785)
                                                                          ----------------                 -----------------
Total stockholders' equity                                                      8,916,725                        14,405,098
                                                                          ----------------                 -----------------
                                                                          ================                 =================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     16,012,716                        19,109,250
                                                                          ================                 =================


  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                                               TOP SOURCE TECHNOLOGIES, INC.
                                                ANNUAL REPORT ON FORM 10-K

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE YEARS ENDED SEPTEMBER 30, 1996,
                                                  1995 AND 1994
                                                                               1996             1995             1994
----------------------------------------------------------------------------------------------------------------------------


Product sales                                                                 $16,102,523      $13,893,459       $9,203,938
Service revenue                                                                    44,001           13,895       ---
Other                                                                           ---             ---                  55,643
                                                                          --------------------------------------------------
  Net sales                                                                    16,146,524       13,907,354        9,259,581
                                                                          --------------------------------------------------

Cost of product sales                                                          10,749,431        8,739,691        5,596,167
Cost of services                                                                   26,772       ---              ---
Other                                                                           ---             ---                  10,151
                                                                          --------------------------------------------------
  Cost of sales                                                                10,776,203        8,739,691        5,606,318
                                                                          --------------------------------------------------
Gross profit                                                                    5,370,321        5,167,663        3,653,263
                                                                          --------------------------------------------------
Expenses:
  General and administrative                                                    5,751,733        6,030,533        3,220,291
  Selling and marketing                                                           989,450          657,220          418,123
  Depreciation and amortization                                                   931,563          770,286          372,613
  Restructuring reserve                                                           725,000       ---              ---
  Research and development                                                         28,794           76,151          265,330
                                                                          --------------------------------------------------
Total expenses                                                                  8,426,540        7,534,190        4,276,357
                                                                          --------------------------------------------------
Loss from operations                                                           (3,056,219)      (2,366,527)        (623,094)
Other income (expense):
  Interest income                                                                 112,398           62,845           41,686
  Interest expense                                                               (276,566)         (60,300)         (63,727)
  Other income (expense), net                                                     (68,099)         153,490          260,671
                                                                          --------------------------------------------------
Net other income (expense)                                                       (232,267)         156,035          238,630
                                                                          --------------------------------------------------
Loss before income taxes                                                       (3,288,486)      (2,210,492)        (384,464)
Income tax benefit (expense)                                                   (1,543,300)        (610,000)       2,224,830
                                                                          --------------------------------------------------
Income (loss) from continuing operations                                       (4,831,786)      (2,820,492)       1,840,366
                                                                          --------------------------------------------------
Discontinued operations:
   Income (loss) from discontinued operations (net
     of income tax benefit of $45,170 in 1994)                                    (62,210)        (579,304)         174,211
   Loss on disposal of discontinued operations                                 (1,804,791)         ---              ---
                                                                          --------------------------------------------------
Net income (loss)                                                          ($6,698,787)        ($3,399,796)      $2,014,577
                                                                          --------------------------------------------------
Income (loss) per weighted average common share
   outstanding:
   Continuing operations                                                               (0.17)           (0.10)            0.06
   Discontinued operations:
     Income (loss) from operations                                                       ---            (0.02)            0.01
     Loss on disposal                                                                  (0.07)            ---              ---
                                                                          ==================================================
     Total                                                                             (0.24)           (0.12)            0.07
                                                                          ==================================================
Weighted average common shares outstanding                                     28,027,959       27,249,541
                                                                          =================================
Weighted average common and common equivalent shares:
     Primary                                                                                                     28,381,211
                                                                                                           =================
     Fully diluted                                                                                               28,728,488
                                                                                                           =================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                                                    TOP SOURCE TECHNOLOGIES, INC.
                                                     ANNUAL REPORT ON FORM 10-K
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                                                                           DEFERRED                 TOTAL
                                                               ADDITIONAL      ACCUMU-     OFFICERS'                STOCK-
                                                                 PAID-IN        LATED      COMPENSA-   TREASURY    HOLDERS'
                                            SHARES     AMOUNT    CAPITAL       DEFICIT       TION       STOCK       EQUITY
                                         -----------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1993               24,330,899  $ 24,331 $  19,590,000 $ (11,619,783)$ (13,950)  $ (131,785)  $7,848,813

Exercise of stock options
 ($.28125 to $6.00 per share)                708,800      709     1,275,722         --        --            --       1,276,431
Exercise of warrants
 ($1.00 to $3.00 per share)                1,052,300    1,052     2,894,346                   --            --       2,895,398
Sale of common stock
 ($1.75 per share)                           550,000      550       961,950         --        --            --         962,500
Common stock issued in acquisition
 ($6.62 per share)                            74,396       74       492,427         --        --            --         492,501
Amortization of deferred
 officers' compensation                           --        --         --           --       13,950         --          13,950
Net income                                        --        --         --        2,014,577     --           --       2,014,577
                                            --------------------------------------------------------------------------------------


BALANCE, SEPTEMBER 30, 1994                26,716,395    26,716   25,214,445    (9,605,206)     --       (131,785)   15,504,170

Exercise of stock options
 ($.28 to $6.50 per share)                  1,015,082    1,015    2,299,709         --         --           --       2,300,724
Net loss                                         --        --         --       (3,399,796)     --           --      (3,399,796)
                                          -------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                27,731,477   27,731   27,514,154   (13,005,002)     --       (131,785)   14,405,098

Exercise of stock options
 ($.53 to $6.50 per share)                    675,000      675    1,169,739       --           --         --         1,170,414
Exercise of warrants
 ($1.00 per share)                             40,000       40       39,960       --           --         --            40,000
Net loss                                          --        --          --      (6,698,787)    --         --        (6,698,787)
                                           =====================================================================================
BALANCE, SEPTEMBER 30, 1996                28,446,477  $ 28,446 $28,723,853   $(19,703,789)  $ --       $(131,785)  $8,916,725
                                           =====================================================================================





  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.







                                               TOP SOURCE TECHNOLOGIES, INC.
                                                ANNUAL REPORT ON FORM 10-K

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------------------------------

                                                                                1996             1995             1994
                                                                          --------------------------------------------------
OPERATING ACTIVITIES:
    Net income (loss)                                                          (6,698,787)      (3,399,796)       2,014,577
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Loss (income) from discontinued operations                                  1,867,001          579,304         (174,211)
    Depreciation                                                                  963,302          631,578          273,355
    Amortization                                                                  275,634          268,946          328,076
    Disposal of equipment                                                         151,411           64,735          (68,407)
    Deferred income taxes                                                        (970,000)         (75,000)         (33,126)
    Decrease (increase) in deferred income tax assets, net                      2,335,000          625,000       (2,236,874)
    Provision for doubtful accounts                                                 ---             (4,297)         136,855
    Advance to officer                                                              ---            (45,000)        (140,000)
    Repayment from officer                                                          ---             85,000          100,000
    Increase in accounts receivable, net                                         (610,881)        (121,934)      (2,143,976)
    Increase in inventories                                                       (43,789)        (111,671)         (92,974)
    Decrease (increase) in prepaid expenses                                       (25,397)           7,056         (208,269)
    Decrease (increase) in other assets                                            (8,561)         100,422         (270,776)
    Increase (decrease) in accounts payable                                       556,634         (325,561)         498,526
    Increase (decrease) in accrued salaries                                       (88,682)         199,138         (142,428)
    Increase in accrued liabilities                                               838,138          143,665          287,131
    Discontinued operations - change in net assets                                221,847         (759,824)          70,836
                                                                          --------------------------------------------------
Net cash used in operating activities                                          (1,237,130)      (2,138,239)      (1,801,685)
                                                                          --------------------------------------------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                   (1,857,004)      (1,682,018)        (904,577)
    Reimbursement of tooling costs                                                465,222            ---              ---
    Purchase of business, net                                                       ---              ---            (96,324)
    Increase in other assets                                                        ---           (650,000)           ---
    Additions to patent costs, net                                                (42,510)         (77,650)        (136,490)
                                                                          --------------------------------------------------
Net cash used in investing activities                                          (1,434,292)      (2,409,668)      (1,137,391)
                                                                          --------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                     1,210,414        2,300,724        5,134,329
    Proceeds from borrowings                                                      960,000        4,460,000          600,000
    Repayments of borrowings                                                        ---         (2,488,042)      (1,728,242)
                                                                          --------------------------------------------------
Net cash provided by financing activities                                       2,170,414        4,272,682        4,006,087
                                                                          --------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             (501,008)        (275,225)       1,067,011
Cash and cash equivalents at beginning of period                                1,154,137        1,429,362          362,351
                                                                          ==================================================
Cash and cash equivalents at end of period                                       $653,129       $1,154,137       $1,429,362
                                                                          ==================================================




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business - Top Source Technologies, Inc. (the "Company") is focused on developing and commercializing state-of-the-art technologies for use in the transportation, industrial and petrochemical marketplaces. The Company has four wholly-owned subsidiaries: Top Source Automotive, Inc. ("TSA"), Top Source Instruments, Inc. ("TSI"), formerly On-Site Analysis, Inc. ("OSA"), ARCS Safety Seat, Inc. ("ARCS, Inc."), and United Testing Group, Inc., ("UTG").

The Company concentrates on two industry segments: automotive technology and oil analysis service. Within these two segments, the Company has three proprietary technologies: an Overhead Speaker System ("OHSS"); safety restraint technology ("ARCS"); and the On-Site Analyzer (developed jointly with the Thermo Jarrell Ash ("TJA") Division of Thermo Instrument Systems, Inc.), which is a proprietary oil analysis instrument that combines two spectrometers in order to analyze both new or used oil in eight minutes at the end-user's site. Within the oil analysis segment, the Company has UTG consisting of three oil analysis laboratories which sold certain assets and liabilities subsequent to year end and which is accounted for as discontinued operations. (See Note 2.)

Revenue is currently derived primarily from sales of the OHSS for both production line and dealership installed units.

Basis of Presentation - Certain 1995 and 1994 amounts have been reclassified to conform to the current year presentation.

Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition - The Company recognizes revenue from sales of its products (Automotive Technology segment) at the time the products are shipped. The Company recognized revenue from the performance of its oil analysis services (oil analysis service segment) at the time the service is rendered.

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

----------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)


Intangible Assets - Intangible assets primarily consisted of the cost of acquired businesses in excess of the fair value of net tangible and identifiable intangible assets acquired (See Note 7.) The cost in excess of the fair value of net tangible and identifiable intangible assets was being amortized on a straight-line basis over 40 years. All costs in excess of fair value relating to the acquisition of UTG was sold subsequent to fiscal year ended September 30, 1996 (see Note 2.) Accordingly, costs in excess of fair value (goodwill) in the Company's consolidated financial statements have been included in net assets from discontinued operations. The capitalized database is being amortized over 15 years using the straight-line method. Subsequent to its acquisitions, the Company continually evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance of acquired businesses, specific industry trends and general economic conditions to assess whether the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When such factors, events or circumstances indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the intangible assets in measuring their recoverability.

Research and Development - The costs associated with research and development of products and technologies are expensed as incurred.

Use of Estimates - The preparation of the consolidating financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidating financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards
In 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company will adopt the statement in fiscal 1997. Management does not believe adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

In 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. With respect to accounting for its stock options, as permitted under SFAS No. 123, the Company intends to retain the intrinsic value method currently used as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company will provide disclosures in accordance with SFAS No. 123 when the standard is adopted in fiscal 1997.

Quarterly Information - The Company recorded an additional valuation allowance to reduce the deferred tax assets in the amounts of $1,365,000 and $550,000 during the fourth quarters of the fiscal years ended September 30, 1996 and 1995, respectively. (See Note 12.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------
2. DISCONTINUED OPERATIONS

On September 12, 1996, the Company's Board of Directors approved a plan to sell certain assets and liabilities of the Company's oil analysis subsidiary, UTG. The sale was consummated on October 30, 1996. The provision for loss on the disposal of UTG of $1,804,791 reflected in the consolidated statement of operations includes a write down of the net assets of $1,565,621 and an additional $239,170 for estimated costs to dispose of these operations.

The net losses of UTG for the years ended September 30, 1996, 1995 and 1994 are included in the consolidated statement of operations under "discontinued operations." Revenues from such operations for the years ended September 30, 1996, 1995 and 1994 were $4,549,944, $5,061,452 and $5,878,281, respectively, and were not included in service revenue in the accompanying consolidated statements of operations.

Assets and liabilities sold consisted of the following:

                                         1996                       1995
                                         ----                       ----

Supplies inventory                      $ 91,422                 $ 136,189
Property, plant and equipment, net       812,197                 1,027,672
Deposits                                  27,639                      --
Trademarks and patents                     5,692                     5,425
Intangibles                            4,642,604                 4,768,470
                                       ---------                  ---------

Total assets                           5,579,554                 5,937,756
                                       ----------                 ---------

Deferred service revenue                 608,619                   499,998
Long-term capital lease                   56,404                      --
                                           -----                    ------

Total liabilities                        665,023                   499,998
                                         -------                   -------
Net assets disposed of                 4,914,531                 5,437,758
Less allowance for discontinued
operations                            (1,565,621)                     --
                                        ---------                 ________
Net assets from discontinued
operations                            $ 3,348,910               $5,437,758
                                      ===========               ==========



3. STATEMENTS OF CASH FLOWS

There were no non-cash investing activities for the years ended September 30, 1996 and 1995. Non-cash investing activities for the year ended September 30, 1994 are as follows:

Accounts receivable                                        $   (208,484)
Intangibles                                                   1,337,092
Liabilities assumed                                            (539,783)
Issuance of stock in connection with the
 acquisitions                                                  (492,501)
                                                                --------
Cash used in acquisitions                                   $    96,324
                                                             ==========

In January 1994, the Company acquired the assets of Pro-Tech Oil Analysis (Pro-Tech) of Sparks, Nevada. The total purchase price of $589,075 consisted of approximately $96,324 in cash and issuance of 74,396 shares of the Company's common stock which was valued at $6.625 per share, the closing market price on the date of the transaction. Non-cash investing activity amounts above include the preliminary purchase price allocations for the Pro-Tech acquisition.

There were no non-cash financing activities during 1996, 1995 and 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

4. INVENTORIES

Inventories consisted of the following at September 30, 1996 and 1995:

                                1996                   1995
                                -----                  ----

Raw materials                  $398,248              $395,999
Finished goods                  113,710                72,170
                               -------               --------
                               $511,958              $468,169
                                =======              ========


5.  PROPERTY AND EQUIPMENT

Property  and  equipment  consisted of the  following at September  30, 1996 and
1995:
                                   Useful               1996           1995
                                 Life (Years)          ----            ----
Equipment                          2-12                  $287,074    $174,710
Computer equipment                 3-4                  1,021,937     883,902
On-Site Analyzer                   4-5                  1,613,014   1,015,101
Tooling                            2                      891,540     832,891
Furniture and fixtures             3-5                    296,271     245,716
Vehicles and delivery equipment    3                      119,103      82,043
Leasehold improvements             2-5                    134,049      76,658
                                                          -------     -------
                                                        4,362,988   3,311,021

Less:  accumulated depreciation                        (1,859,955) (1,093,970)

                                                         ---------  ----------
                                                       $2,503,033  $2,217,051
                                                        =========  ==========

Depreciation of tooling and production equipment incurred in manufacturing OHSS in the amount of $307,373 and $130,238 for the years ended September 30, 1996 and 1995, respectively, has been allocated to cost of sales as it directly relates to the products sold. Amounts relating to UTG for 1996 and 1995 have been excluded from the total above and are included in net assets from discontinued operations (See Note 2.)

6. MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS

Manufacturing and distribution rights and patents consisted of the following at September 30, 1996 and 1995:

                                     Useful
                                    Life (Years)          1996          1995
                                    ------------          ----          ----

Manufacturing rights                    13           $   58,438        $58,438
Distribution rights                     13              437,501        437,501
Patents                                 10              244,094        210,747
                                                        -------       -------
                                                        740,033        706,686
Less: accumulated amortization                         (406,271)      (345,346)
                                                        -------       --------
                                                       $333,762      $ 361,340
                                                       =======        =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

6. MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS  (continued)

OHSS  (Overhead Speaker System)
The Company has the exclusive right to produce and sell Pelo Sound products in North, Central and South America and a non-exclusive right to produce and sell the products in all other areas of the world, excluding Europe. The value of these rights is being amortized over thirteen years, and have a remaining net book value of $22,201 at September 30, 1996.

The Company has distribution rights acquired from B&R International Imports, Corp. related to its Overhead Speaker System. The net book value of these rights, which are being amortized over thirteen years, is $119,172 at September 30, 1996. The Company also has patents on the OHSS relating to improvements and perfections on the Overhead Speaker System. The value of these patents is being amortized over ten years and have a remaining net book value of $58,347 at September 30, 1996.

OSA  (On-Site Analyzer)
TSI has been granted two patents on unique technology critical to the operations of its On-Site Analyzer. The value of these patents is being amortized over ten years and have a remaining net book value of $55,287 at September 30, 1996.

ARCS (Acceleration Restraint Curve Safety Seat)
In September 1990, the Company entered into an exclusive licensing agreement with M.I.T. for certain technologies associated with the ARCS Seat Safety Motion whereby M.I.T. would share in any revenue produced from the technologies. M.I.T. shall receive 5% of any sublicense revenue and one-half of one percent (.5%) of Net Sales of Licensed Products or Licensed Processes, as defined. These licensed technologies have contributed to the research, development and design efforts for the Company's ARCS project. No revenues were recorded in fiscal years 1996 and 1995.

The value of the patents related to the ARCS Seat Safety Device is being amortized over ten years and have a remaining net book value of $78,755.

7.  INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 1996 and 1995:
                             Useful
                             Life (Years)    1996           1995
                             -----------     ----           ----


Capitalized database          15            $3,162,500      $3,162,500
Less: accumulated amortization                (667,640)       (456,807)
                                               --------       ---------
                                            $2,494,860      $2,705,693

The capitalized database contains an active library of engine and machine tests that have a diagnosed history. The value of the capitalized database was determined based on an assessment of the number of samples included in the database and a per unit cost to develop/buy the data. The 15-year amortization period is supported by an independent study of the expected life in use of each engine type in the database. The database will remain for use by TSI and will be an integral part of TSI by developing specialized markets. As of September 30, 1996, TSI has generated a nominal amount of revenue. Costs in excess of value relating to UTG for 1996 and 1995 have been excluded from above as they are included in net assets from discontinued operations (see Note 2.)

8. OTHER ASSETS

Included in other assets at September 30, 1996 and 1995 is a $650,000 deposit which was made to the manufacturer of the OSA units.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------


9.  DEBT

Notes payable at September 30, 1996 and 1995 are as follows:

Senior Subordinated convertible notes,
 due June 2000, bearing               1996                      1995
                                    -------                   ------
 interest at 9%                   $3,020,000                $2,060,000
                                   =========                ==========


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

In November 1994, the Company entered into a $5,000,000 Loan Agreement ("the Agreement") which was subsequently amended, with First Union National Bank of Florida (the "Bank"). Under the Agreement amounts outstanding bear interest at the prime rate plus .85% and interest only is payable monthly. The Agreement stipulated that $4,500,000 (OSA Line) of the proceeds could be used for the purchase of certain OSAs. A principal payment will be required that is sufficient to reduce the principal amount outstanding on the OSA Line, if any, to $2,250,000 on December 31, 1996 with any remaining amounts outstanding being due and payable on December 31, 1997. The Agreement also indicates that $500,000 would be available for short-term working capital through January 31, 1997 ("Credit Line"). In April 1995, the Credit Line was increased by $250,000 and subsequently increased by an additional $750,000 in October 1995 for an aggregate of $1,500,000 of borrowing capacity. During the term of the loan, the Company is required to meet certain financial covenants, including minimum debt service coverage ratio and minimum tangible net worth, as well as pay a commitment fee on the OSA Line unused funds. On January 31, 1996, the Company received an amendment from the Bank waiving the minimum debt service coverage requirement as it pertains to the $1,500,000 Line of Credit. Management's intent is to renegotiate with the Bank in order to extend the working line of credit of $1,500,000 until January 31, 1998.

The Bank is not required to fund any part of the OSA Line until such time as the Company has paid to TJA $1,900,000 or purchased 31 OSAs for a total purchase price of $1,250,000 without Bank funding. As of September 30, 1996, the Company has paid $2,067,368 and purchased a total of 38 OSA units which satisfy the above requirements. As of September 30, 1996, the Company has not met the minimum debt service coverage ratio on the OSA Line. Accordingly, the Company is not entitled to access the $4,500,000 OSA Line at this time.

The OSAs purchased with proceeds from the OSA Line are required to be leased to the Company's customers and meet certain conditions, such as acceptable term of lease, inspection, and credit worthiness of lessee. OSAs purchased with sources of funds other than Bank financing do not need to be leased to the Company's customers. The Agreement is secured by each OSA unit purchased by the Company along with all of the Company's other assets, including leases for any of the OSA units and a $650,000 deposit paid by the Company to TJA.

As of September 30, 1996, no amounts were outstanding under this Agreement and at no time during the year was there any balance due on these lines of credit.

Cash paid for interest for the years ended September 30, 1996, 1995 and 1994 was $276,566, $60,300 and $16,253, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES

The Company leases office space under noncancelable operating leases. Future minimum rental commitments under these leases are as follows:

         Fiscal Year Ending September 30:

         1997               $480,907
         1998                484,022
         1999                326,183
         2000                170,251
         2001                  3,225
         Thereafter            -

The lease commitments schedule above includes the lease for the Company's corporate offices in Palm Beach Gardens, Florida, which can be canceled at any time through April 15th of each lease year upon 30 days notice. (See Item 2. Description of Property)


Total rental expense from continuing operations amounted to $ 479,135,  $321,293
and  $215,104  for  the  years  ended  September  30,  1996,   1995,  and  1994,
respectively.

The Company has commitments under certain employment agreements entered into with individuals in management positions. The payments due under these agreements aggregate $369,533 and are payable during fiscal 1997. Two executives are eligible to receive an incentive payment of half of their base salary if the Company's net operating income as a percentage of net sales exceeds eight percent. This incentive payment could be as high as twice the base salary if this percentage is 20 percent or greater. (See Note 13 for incentive compensation based on revenue.) Also, an executive is eligible to receive an override equivalent to 3% of pre-tax income of TSI net of any cumulative losses and direct corporate overhead expenses. There were no amounts due related to the incentive payments or the 3% override in fiscal 1996, 1995 and 1994.

The Company enacted a Retirement Salary Savings Plan (401(k)) (the "Plan") effective October 1, 1993. All employees that were employed on October 1, 1993 were eligible to join the Plan. Otherwise, they will be eligible to participate in the Plan if they have completed three months of service and have attained the age of 21. The enrollment dates are the first day of each quarter. The Company will match 25% of each dollar contributed by an employee to the Plan on the first 6% of the salary deferral, not to exceed 1 1/2% of the employee's total salary eligible under the Plan. The cost the Company incurred for matching employee contributions and administrative costs during fiscal 1996, 1995 and 1994 was $55,521, $57,384 and $42,530, respectively.

The Company has from time to time incurred expenses associated with litigation defense and payment of settlements or judgments in connection with its businesses. The Company believes that such litigation and other legal matters should not have a significant adverse effect on the Company's financial position or results of operations.


11.  NET INCOME (LOSS) PER SHARE

The Company utilizes the treasury stock method for computing net income per share. In fiscal 1994, fully diluted net income per common share is not materially different from primary net income per common share. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding after reduction for treasury shares. The common stock options and warrants (See Note 14.) have been excluded from the net loss per share calculation for fiscal 1996 and 1995 since their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------
12. INCOME TAXES

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse, and on available tax carryforwards. The income tax expense (benefit) for the years ended September 30, 1996, 1995 and 1994 consists of the following components:

Current:                                 1996                         1995                  1994
                                        -------------                 ----                  ----
         Federal                     $(952,000)                $  (839,000)           $    (27,000)
         State                          177,500                     60,000                    --
                                      ---------                     --------               ----------
                                      (774,500)                   (779,000)                (27,000)
                                     ----------                    ---------                ------
Deferred:
         Federal                       (825,000)                   (64,000)                  (28,157)
         State                         (145,000)                   (11,000)                   (4,969)
                                      ----------                   ----------                 ------
                                       (970,000)                   (75,000)                  (33,126)
                                      ----------                  -----------                  ------
Increase in beginning of the
year valuation allowance             3,287,800                    1,464,000               (2,209,874)
                                     ---------                    ---------                ---------
                                    $1,543,300                  $   610,000            $  (2,270,000)
                                     ==========                   ===========             ===========



A reconciliation of the federal income tax expense (benefit) at the statutory rate to the Company's effective income tax benefit for the years ended September 30, 1996, 1995 and 1994 are as follows:

                                                                 1996                1995             1994
                                                                -----                ----             ----
Income tax benefit at statutory rate                      $ (1,753,000)        $(949,000)          $     (86,844)
State income tax (benefit) expense                             (16,500)           40,000                 (15,325)
Increase (reduction) in valuation allowance, net             3,287,800         1,464,000              (2,209,874)
Non-deductible expenses                                         25,000            55,000                  33,696
Other                                                             --                --                     8,347
                                                            -----------        ----------            ------------
                                                            $1,543,300         $ 610,000             $(2,270,000)
                                                           ============        ==========            ============


A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company has determined, based on expected future taxable income which can be predicted with reasonable certainty, that it is more likely than not that the net deferred tax assets at September 30, 1996 will be realized before the expiration of the underlying net operating loss carryforwards which will begin expiring in 2001.

The reduction in the valuation allowance in 1994 was based on expectations of future taxable income. The Company estimates future taxable income by projecting the results of its business activities based on known factors existing at the current date. The Company's estimate of future taxable income changed from the beginning of fiscal 1994 due to: (1) greater certainty regarding the Company's OHSS units for Jeep(R) Cherokee production installation (this application began in September 1993); (2) greater penetration in the Jeep(R) Grand Cherokee OHSS application being attained; (3) the decision by Chrysler to convert its Toledo facility to full utilization for Jeep Cherokee production, thereby increasing the number of units the Company would be supplying (previously the Toledo facility produced not only Jeep(R) Cherokees but also other Chrysler models; and
(4) progress, during mid-fiscal year 1994, in gaining new vehicle applications for the OHSS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------
12. INCOME TAXES (continued)

At September 30, 1996, the Company's Consolidated Balance Sheet contains a deferred income tax asset of $355,000. An additional valuation allowance in the amount of $1,365,000 and $550,000 has been established for September 30, 1996 and 1995 for a portion of the deferred income tax asset recorded at September 30, 1994 as a result of the Company not meeting expectations of taxable income for fiscal 1996 and 1995.

The Company has recorded a deferred income tax benefit and related deferred income tax asset based on the pre-tax loss for fiscal 1996 and recorded a full valuation allowance in the same amount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are as follows:

                                                            1996                         1995
                                                             ----                         ----
Deferred tax assets:
  Book operating losses                               $ 6,600,000                $  5,547,000
  Expenses for book, not for tax                        1,040,800                     116,000
                                                        ---------                  -----------
                                                        7,640,800                   5,663,000
                                                       ----------                  ----------
Deferred tax liabilities:
  Capitalized database                                   (998,000)                 (1,082,000)
  Tax over book depreciation                             (184,000)                   (118,000)
  Other, primarily deductible intangibles
   amortization                                          (188,000)                   (115,000)
                                                         --------                  -----------
                                                       (1,370,000)                 (1,315,000)
                                                        ---------                   ---------

Net deferred assets before
   valuation allowance                                  6,270,800                   4,348,000
Less valuation allowance                               (5,915,800)                 (2,628,000)
                                                        ---------               -------------
  Net deferred tax assets                             $   355,000                  $1,720,000
                                                      ===========                 ===========



At September 30, 1996, the Company has net tax basis Federal operating loss carryforwards of approximately $25,674,000, which may be used to offset future taxable income, if any. The Company's net operating loss carryforwards expire between 2001 and 2011.


13. RELATED PARTY TRANSACTIONS

In fiscal 1993, the President and Chief Executive Officer (CEO) of the Company entered into a new employment agreement. The term of this employment agreement is five years through August 18, 1998. The agreement provides for a base annual salary of $200,000 per year. The Company's Compensation Committee will review the base salary annually during the term, and may increase, but not decrease, the base salary. Additionally, the new agreement calls for incentive compensation payments based upon the following: (1) revenue (at the rate of 1% of quarterly revenue, for quarterly revenue up to $6.25 million and descending downward to the rate of .75% of quarterly revenue if it is between $6.25 million to $12.5 million and .5% of quarterly revenue if quarterly revenue is over $12.5 million), and (2) profitability (at the rate of 50% of the incentive amount based on revenue if net income is 8% of net sales, up to a rate of twice the incentive amount based on revenue if net income is 20% or greater) of the Company during the term, payable after the end of each of the Company's fiscal quarters according to specific formulas contained in the agreement. The incentive compensation expense for fiscal 1996, 1995 and 1994 was $206,965,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------
13. RELATED PARTY TRANSACTIONS (continued)

$189,688 and $151,378, respectively. In fiscal 1994, the Company granted the President/CEO non-qualified options to purchase 600,000 shares of common stock of the Company, at the then current market price of $2.0625, under the 1993 Plan, as later defined. The 600,000 options are vested at September 30, 1996. In the event of termination without cause or if the President/CEO resigns for "good reason", as defined in the agreement, the Company is required to make 36 consecutive monthly payments equal to his base and incentive compensation. The President/CEO will also continue to receive medical, life and disability insurance coverage during the 36 month term.

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

14. STOCK AND STOCK OPTION PLANS

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

The 1990 Stock Plan is administered by a committee of four non-employee directors. The committee, subject to certain restrictions in the 1990 Stock Plan, has the authority to grant or issue, as applicable, ISOs, Non-Qualified Options, Awards, Purchases and Non-Discretionary Options. The committee also establishes exercise or issue prices, vesting schedules and expiration dates.

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

The 1993 Plan is administered by a committee of four non-employee directors. The committee, subject to certain restrictions in the 1993 Plan, has the authority to (i) determine the employees of the Company and Related Corporations to whom ISOs may be granted, and determine to whom Non-Qualified Options may be granted;
(ii) determine the time or times at which Options may be granted; (iii) determine the exercise price of shares subject to Options; (iv) determine whether Options granted shall be ISOs or Non-Qualified Options; (v) determine the time or times when the Options shall become exercisable, the duration of the exercise period and when the Options shall vest; (vi) determine whether restrictions such as repurchase options are to be imposed on shares subject to Options and the nature of such restrictions, if any, and (vii) interpret the 1993 Plan and promulgate and rescind rules and regulations relating to it.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
14. STOCK AND STOCK OPTION PLANS (continued)

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

The Company has issued the following options and warrants to directors, officers, employees and consultants during 1996, 1995 and 1994. All of the following options and warrants were generally issued at the fair market value of the underlying stock at the date of grant; therefore, no expense has been recognized.

The information for shares under option is as follows:

                                             1996                      1995                          1994
                                             ----                      ----                          ----
Outstanding, beginning of year:
  Shares                                  3,079,450                    3,537,562                  4,687,072
  Price                                   $.28125-8.75                 $.28125-8.75               $.28125-4.00

Granted:
  Shares                                      514,572                  613,750                    831,757
  Price                                    $5.562-7.75                 $6.25-8.25                 $2.9375-8.75

  Expiration Dates                           10/24/2005-               10/25/2004-                4/1/1994 -
                                              6/30/2006                 8/31/2005                 9/1/2004
Exercised:
  Shares                                   (715,000)                   (1,015,082)                (1,761,100)
  Price                                     $.53-6.50                   $.28-6.50                 $.28125-6.00

Expired or Canceled:
  Shares                                     (197,708)                  (56,780)                   (220,167)
  Price                                     $6.50-7.75                  $5.75-6.50                 $2.3125-6.00


Outstanding, end of year:
  Shares                                     2,681,314                   3,079,450                 3,537,562
  Price                                    $.28125-8.75                   $.28125-8.75              $.28125-8.75


Exercisable, end of year:                    1,969,226                    2,298,700                 2,452,411

Available for grant, end of year:              329,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
14.  STOCK AND STOCK OPTION PLANS (continued)

On November 12, 1996, the Company announced that it put into effect a stock repurchase program. Initially, the Company intended to repurchase up to 300,000 shares of its common stock in the open market and hold the shares as Treasury stock. In December 1996, the Company increased its share repurchase program by 100,000 shares. On December 13, 1996, the Company had repurchased 295,700 shares at an average purchase price of $3.37 per share.

15. CONCENTRATION OF CREDIT RISK

In fiscal 1996, the majority of the Company's overall revenue was derived in the automotive technology segment from one customer, an OEM, which accounted for 99.3% of the total business activity. That same customer accounted for 91% and 98% of net sales in both 1995 and 1994. Revenue from the UTG operations has been excluded from total revenue. (See Note 2.) As of September 30, 1996 the Company's receivable balance from this OEM customer was approximately $3,447,434. The majority of this receivable was subsequently collected. The loss of this customer would have a material adverse effect on the Company. Export sales in 1996, 1995 and 1994 were insignificant.


16. SALE OF ENGINE FUEL ECONOMY EMISSIONS CONTROL REDUCTION SYSTEM TECHNOLOGY ("EFECS") TO ADRENALINE, INC.

On May 10, 1995, the Company entered into an "Agreement" with Adrenaline, Inc. ("Adrenaline"), the original inventor of the Engine Fuel Economy Emission Control Reduction System ("EFECS") technology, to assign its interest in the proprietary technology to Adrenaline. Under the terms of the Agreement, the Company assigned its interest in this technology in return for future royalties.

In order to facilitate and accelerate the commercialization of EFECS by Adrenaline and Edward Van Duyne (the founder of Adrenaline, Inc.) and to maximize the opportunity for the Company, on February 22, 1996, the Company agreed to amend the original terms stated in the Agreement to items 1 and 2 below:
         1. On June 1, 1996, the Company began receiving monthly royalty payments in the amount of $4,167 per month as a minimum royalty payment up to a maximum of $400,000 instead of annual payments of $50,000 annually (originally scheduled to commence in January, 1997);

         2. Commencing on the first anniversary of the date on which Adrenaline's patent revenues for the prior 12 months exceed $2,500,000, Adrenaline will pay to the Company an annual royalty payment equal to two percent (2%) of all patent revenues. Patent revenue royalty payments shall not exceed $150,000 in any 12 month period and $1,500,000 during the entire term of the Agreement unless Adrenaline consummates an initial public offering or sells substantially all of the assets or capital stock of Adrenaline. As of September 30, 1996, Adrenaline had not received any revenue relating to the EFECS patent. The timing of the commencement of EFECS revenues, if any, is indeterminable.

Additionally, the Company was granted 45,000 options, or not less than an amount equal to 3% of the Company's shares on a fully diluted basis, on Adrenaline's common stock at a price of $1.20 per share. These option shares are not exercisable until Adrenaline either consummates a successful initial public offering or sells substantially all of the assets or capital stock of Adrenaline. The option agreement is subject to the Company's approval.

The Company is currently recognizing the monthly royalty payments on a cash basis until it can readily determine the predictability of payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------
17. SEGMENT INFORMATION

The Company currently classifies its operations into the following segments: (1) automotive technology which primarily consists of the Overhead Speaker System, and (2) Oil Analysis Service which primarily consists of TSI operations. Items below exclude amounts from UTG operations. Corporate and other includes general corporate assets consisting primarily of cash and cash equivalents, property and equipment, deferred income tax assets, and corporate expenses. The material components of corporate general and administrative expenses are salaries and benefits; travel and entertainment; consulting; and proxy, printing and transfer costs. In fiscal 1996 and 1995, corporate expenses (salaries, benefits and general and administrative expenses) have been allocated to the segments. In 1996, management changed certain assumptions on these allocations. If these assumptions were used in 1995, corporate expenses would have been reallocated from the Corporate and Other segment into the Automotive Technology segment and the Oil Analysis Service segment in the amount of $779,165 and $658,727, respectively. Financial information about the Company's operations by segments for the years ended September 30, 1996, 1995 and 1994 is as follows:

                            Automotive      Oil Analysis      Corporate
                            Technology        Service         and Other          Consolidated
  Revenue:
        1996                  $16,102,523     $     44,001        $ --            $ 16,146,524
        1995                  $13,893,459     $     13,895        $ --            $ 13,907,354
        1994                  $ 9,203,938     $      --           $ 55,643        $  9,259,581


Operating Income
(Loss):
        1996                 $  3,093,833    $ (4,605,624)   $ (1,544,428)        $  (3,056,219)
        1995                 $  4,008,392    $ (2,565,929)   $ (3,808,990)        $  (2,366,527)
        1994                 $  2,821,308    $  (521,167)    $(2,923,235)         $    (623,094)

Depreciation and
Amortization:
        1996                $      94,080    $     701,510     $   135,973        $   931,563
        1995                $      79,085    $     572,760     $   118,441        $   770,286
        1994                $      66,647    $     211,118     $    94,848        $   372,613


Identifiable
Assets:
        1996                 $  1,373,326     $    60,571      $10,740,351      $ 12,174,248
        1995                 $  4,336,403     $ 5,397,470      $ 3,573,810      $ 13,307,683
        1994                 $  1,737,336     $ 4,335,409      $ 6,525,330      $ 12,598,075

Capital
Expenditures:
        1996                $     516,968     $  1,190,629   $     149,407     $   1,857,004
        1995                $     778,804     $    774,857   $     128,357     $   1,682,018
        1994                $     323,723     $    460,262   $     120,592     $     904,577


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------
18. OTHER INCOME

Included in Other Income in fiscal 1996 and 1995 is $56,367 and $229,500, respectively, which relates to the recovery of funds from the Professional Services Inc. ("PSI") lawsuit. (See Item 3. - Legal Proceedings) PSI was a privately owned oil analysis laboratory acquired by the Company in July of 1993 and later merged into UTG. Included in Other Income in fiscal 1994 is approximately $278,000 related to the recovery of loan fees that had been previously written-off in fiscal 1993.
19. RESTRUCTURING RESERVE

On September 12, 1996, the Board of Directors approved a restructuring plan which included the restructuring of management, relocating the TSI office and laboratories as well as certain personnel. The Company has recorded $725,000 of restructuring charges in fiscal 1996 which consist primarily of severance costs, lease cancellation costs and other expenses that have no future benefit.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE


         None


                                                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on May 15, 1997, sections entitled "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION
         Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on May 15, 1997, section entitled "Executive Officer Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on May 15, 1997, sections entitled "Voting Securities and Principal Holders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               None

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                          Page
(a) (1) Financial Statements. See Item 8 of Form 10-K..................... 16

(a) (2) Financial Statement Schedules required to be filed.
          Schedule II - Valuation and Qualifying Accounts................. 38
          All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.





(a)      (3)  Exhibits
         3.0  Amended and Restated Certificate of Incorporation.....(1)
         3.1  Amendment of Certificate of Incorporation...  .........(8)
         3.2   Bylaws of Registrant.................................(2)
         3.3   Amendment to Bylaws of Registrant...................(8)
         3.4   Amendment to the Amended and Restated Certificate
                of Incorporation...................................(10)
         4.0   1990 Stock Plan......................................(3)
         4.1   1993 Stock Option Plan..............................(4)
         10.0   Employment Agreement Between Registrant and Mr.
                Stuart Landow.......................................(5)
         10.1   Employment Agreement of Carlton S.Joyce............(6)
         10.2   First Amendment to Employment Agreement of
                Stuart Landow......................................(8)
         10.3   First Amendment to Employment Agreement of
                    Carlton S. Joyce.................................(9)
         10.4   Master License Lease Agreement - Exxon...............(10)
         10.5   Equipment Purchase Agreement - Thermo Jarrell
                Ash Corporation.......................................(10)
         10.6   First Amendment to Lease of On-Site Analysis, Inc.,
                Atlanta, Georgia.................................(10)
         10.8   Shareholder Rights Plan...........................(7)
         10.7   Lease Agreement between Hospitality Franchise Systems,
                Inc. and Top Source Technologies, Inc.
                dated April 2, 1996 (New York Office Lease)............(20)
         10.9   Note Purchase Agreement dated as of June 9, 1995
                Regarding 9% Senior Subordinated
                Convertible Notes Due June 9, 2000 by and
                among Top Source Technologies, Inc.
                Purchasers and Ganz Capital Management, Inc.........(11)
         10.10  Agreement by and between Top Source Technologies,
                Inc., dated May 10, 1995, Adrenaline, Inc.
                and Edward Van Duyne (EFECS Technology) ................(11)
         10.11  First Amendment to Shareholder Rights Plan..............(12)
         10.12  Second Amendment to Shareholder Rights Plan............(13)
         10.13  Loan Agreement dated November 24, 1994 between Top
                Source Technologies, Inc. and On-Site
                Analysis, Inc. and First Union National Bank of Florida..(14)
         10.14  Loan Agreement dated April 13, 1995 between Top
                Source Technologies, Inc. and On-Site
                Analysis, Inc. and First Union National Bank of Florida...(14)
         10.15  Lease Agreement dated February 10, 1995 for Michigan
                    facility, Troy, MI...............................   ..(14)
         10.16  Employment Agreement of David Natan.......................(15)
         10.17  Master Purchase Agreement - Thermo Jarrell Ash
                Corporation.............................................(16)
         10.18  Lease of Office Space dated December 20, 1995 of Top
                Source Technologies, Inc.,
                Palm Beach Gardens, FL.....................................(16)
         10.19  Loan Agreement dated October 12, 1995 between Top
                Source Technologies, Inc. and On-Site
               Analysis, Inc and First Union National Bank of Florida.....(16)
         10.20 Amendment dated January 31, 1996 to the Loan Agreement dated October 12, 1995 between Top Source Technologies,
                Inc. and On-Site Analysis, Inc. and the First Union
                National Bank of Florida...................................(17)

(a) (3) Exhibits (continued)

(a)      (3)  Exhibits  (continued)



10.21    Asset Purchase Agreement between Top Source Technologies,
           Inc., Conam Inspection, Inc. and
           United Testing Group, Inc. dated  October 30, 1996.............(18)
10.22    Amendment No. 1 to the Agreement between Adrenaline
           Research, Inc., Top Source
           Technologies, Inc. and Edward Van Duyne dated February 22, 1996.(20)
10.23    Marketing Agreement between On-Site Analysis, Inc. and
          Conam Inspection, Inc.dated  November 14, 1996..................(20
10.24    Lease Agreement between Top Source Technologies, Inc.
          and R. M. Taylor, Inc. dated January 1, 1997
                (Farmington Hill, Michigan Lease).........................(20)
11.0     Statement Re: Computation of Net Income Per Share................(10)
27.0     Financial Data Schedule..........................................(20)







(b)      Reports on Form 8-K
         There were no reports filed on Form 8-K for the quarter ended September 30, 1996.

Exhibit Index
(1) Contained in the Form 8-A dated July 10, 1993.
(2) Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the Form 8-B on 11/16/92.
(3) Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the 12/31/90 Form 10-K.
(4) Contained as an exhibit to the Proxy Statement dated January 11, 1994.
(5) Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed on November 16, 1993.
(6) Contained in the Form 8-K/A No. 3 dated November 13, 1993.
(7) Contained in Form 8-K dated January 5, 1995.
(8) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/93 Form 10-K.
(9) Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed on January 10, 1994.
(10) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/94 Form 10-K.
(11) Contained in documents filed with the Securities and Exchange
Commission in conjunction with the 6/30/95 Form 10-Q.
(12) Contained in the Form 8-A/A No. 1 dated July 17, 1995.
(13) Contained in the Form 8-A/A No. 2 dated December 5, 1995
(14) Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed May 4, 1995.
(15) Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed September 27, 1995.
(16) Contained in documents filed with the Securities and Exchange Commission in conjunction with the September 30, 1995 Form 10-K.
(17) Contained in documents filed with the Securities and Exchange
Commission in conjunction with the December 31, 1995 Form 10-Q.
(18) Contained in the Form 8-K dated November 12, 1996.
(19) Financial Date Schedule Attached
(20) Contained in documents filed with the Securities and Exchange Commission in conjunction with
September 30, 1996 Form 10-K





                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

====================================== ---------------- ---------------- ----------------- ----------------- =======================
                                       Balance at       Charged to       Additions
                                       Beginning of     Costs and        Charged to                          Balance at End of
                                       Period           Expenses         Other Accounts                      Period
Description                                                                                Deductions
====================================== ---------------- ---------------- ----------------- ----------------- =======================
Deducted from Accounts Receivable -
Allowance for Doubtful Accounts
====================================== ---------------- ---------------- ----------------- ----------------- =======================
Year Ended September 30, 1996
                                       $145,703         $     -          $      -              ( $62,053)    $ 83,650
====================================== ---------------- ---------------- ----------------- ----------------- =======================
Year Ended September 30 1995
                                       $150,000         $159,645         $       -                           $145,703
                                                                                               ($163,942)
====================================== ---------------- ---------------- ----------------- ----------------- =======================
Year Ended September 30,
1994                                   $ 13,145        $136,855         $       -               $            $150,000
                                                                                           -
====================================== ================ ================ ================= ================= =======================

====================================== ================ ================ ================= ================= =======================




                                                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registrant's report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated:   January  8, 1997


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

SIGNATURE                                    TITLE                                                        DATE

\s\ Stuart Landow                            President , CEO and                                            January 8, 1997
 Stuart Landow                               Chairman of the Board of Directors

\s\ Christer Rosen                           Executive Vice President and                                 January 8, 1997
Christer Rosen                               Director

\s\ David Natan                              Treasurer, VP of Finance
                                             (Principal                                                   January 8, 1997
David Natan                                  Financial Officer) and Director

\s\ Ronald P. Burd                           Director                                                     January 8, 1997
Ronald P. Burd

\s\ Carlton S. Joyce                         Director                                                     January 8, 1997
Carlton S. Joyce

\s\ Clinton D. Lauer                         Director                                                     January 8, 1997
Clinton D. Lauer

\s\ Paul F. Moore                            Director                                                       January 8, 1997
Paul F. Moore

\s\ Mani A. Sadeghi                          Director                                                     January 8, 1997
Mani A. Sadeghi



FINANCIAL DATA SCHEDULE
Article 5 of Regulation S-X

CASH                                                                            653,129
SECURITIES                                                                              0
RECEIVABLES                                                                     4,100,672
ALLOWANCES                                                                         83,650
INVENTORY                                                                         511,958
CURRENT-ASSETS                                                                  5,703,390
PP&E                                                                            2,503,033
DEPRECIATION                                                                    1,859,955
TOTAL-ASSETS                                                                   16,012,716
CURRENT-LIABILITIES                                                             4,075,991
BONDS                                                                                   0
COMMON                                                                             28,446
PREFERRED-MANDATORY                                                                     0
PREFERRED                                                                               0
OTHER-SE                                                                        8,888,279
TOTAL-LIABILITY-AND-EQUITY                                                     16,012,716
SALES                                                                          16,146,524
TOTAL-REVENUES                                                                 16,146,524
CGS                                                                            10,776,203
TOTAL-COSTS                                                                    10,776,203
OTHER-EXPENSES                                                                          0
LOSS-PROVISION                                                                          0
INTEREST-EXPENSE                                                                 (276,566)
INCOME-PRETAX                                                                  (3,288,486)
INCOME-TAX                                                                     (1,543,300)
INCOME-CONTINUING                                                              (4,831,786)
DISCONTINUED                                                                   (1,867,001)
EXTRAORDINARY                                                                           0
CHANGES                                                                                 0
NET INCOME                                                                     (6,698,787)
EPS- PRIMARY                                                                         (.24)
EPS- DILUTED                                                                            0



  EXHIBIT 10.23.

                            MARKETING AGREEMENT



         THIS MARKETING AGREEMENT entered into as of this 14th November 1996, between On-Site
Analyzer, Inc. (the "Company") and Conam Inspection, Inc. ("Conam").

         WHEREAS, the Company has developed a unique on-site oil analyzer ("OSA") that has application in petrochemical processing industry (the "Oil Industry");

         WHEREAS, Conam has relationships in the Oil Industry; and

         WHEREAS, the Company and Conam wish to enter this Agreement to provide for the marketing of the OSAs in the Oil Industry.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained in this Agreement, the parties hereto agree as follows:

         1. Appointment as Sales Agent. The Company appoints Conam as its sales agent ("Sales Agent") for its OSAs solely for utilization in process control and equipment maintenance and authorizes it to market such OSAs to the Oil Industry throughout North America (except for the Exxon Corp. refinery located in Baton Rouge, Louisiana) (the "Exclusive Territory") or other comparable uses in the Oil Industry or chemical industry if approved in writing at the sole discretion of the Company.

2. Commissions. For its services rendered pursuant to this Agreement, the Company shall pay to Conam 10% of the revenue it receives, calculated on a cash basis, after credits given to any user.

         3. Duties of Conam. At all times, Conam shall use its best efforts to obtain orders for purchase or lease of OSAs within its Exclusive Territory. Conam shall promptly notify the Company whenever it has obtained any agreements from users in the Oil Industry and shall use the Company's Equipment Lease and Software License Agreement form (the "Lease") for the lease of OSAs within the Exclusive Territory. Conam shall not have any authority to sign a Lease on behalf of the Company but shall submit all such Leases to the Company's corporate officers for execution. Conam shall be authorized to negotiate pricing from time to time with users and as long as the pricing is consistent with the pricing previously agreed upon by Conam and the Company, the Company shall promptly execute any Lease submitted on its standard form, a copy of which is annexed hereto as Exhibit A. Provided further that minor non-substantive changes may be made from time to time by Conam as is necessary in order to secure Leases.

         4. Duties of the Company. The Company shall comply with all of its covenants including the warranties contained within the Leases. Furthermore, the Company shall from time to time provide service personnel to users in order to promptly repair OSAs as may be reasonably necessary subject to the terms and conditions of the Leases.

         5. Use of Office Space. At no charge to the Company, Conam shall supply office space and office support services including the use of telephones, facsimile machines, copiers, etc., at Conam's facilities in the Chicago, Illinois, Los Angeles, California, Houston, Texas and San Francisco, California areas.

         6. Term. Either the Company or Conam may terminate this Agreement on 90 days' notice.

         7.       Confidential Information.

                  (a) Conam shall strictly abide by this Section 7 and ensure that its officers, employees, independent contractors and agents are advised of the confidentiality provisions of this Section 7.

                  (b) For so long as this Agreement remains in effect and for a period of two years after the termination thereof (provided that in the case of a trade secret, such period shall continue for so long as the information, matter or thing remains a trade secret), and without limiting any rights or protections afforded the Company by law, Conam shall maintain in strictest confidence and safeguard as confidential the Confidential Information, as defined (exercising at least the same degree of care Conam would use in protecting the confidentiality of its own similar information) and will refrain from using, disclosing, duplicating, reproducing, copying or distributing any of the Confidential Information in any manner to any person whatsoever except as permitted by the express provisions of this Agreement.

                  (c) For purposes of this Agreement, AConfidential Information@ means all information and matters of a confidential nature, whether or not in written form, and regardless of the media (if any) on which stored, which pertain, or relate in any way, to the OSAs or the Company's services, products, or business, including trade secrets, processes, techniques, designs, specifications, drawings, know-how, show-how, technical information, technology, research developments, inventions, engineering concepts, software operating manuals, and improvements, modifications and enhancements to the foregoing, and the terms of this Agreements. All data (input and output) to and from the OSAs in connection with the use thereof by Conam shall constitute Confidential Information subject to all restrictions contained in this Agreement, and all right, title and interest therein shall be vested in the Company.

                  (d) Additionally, all information relating to the identity of users and pricing of the OSAs including the prices charged to each user shall be considered Confidential Information.

         8. Non-Competition. During the term of this Agreement and for a period of 24 months commencing on the date of termination, Conam, directly or indirectly, and its "affiliates", as that term is defined in Rule 405 promulgated under the Securities Act of 1933, shall not compete with the Company or any its affiliates in the offer, sale or marketing of on-site oil analyzers or instruments which analyze petroleum and are installed at a customer's place of business. Provided, however, nothing contained herein shall preclude Conam or its affiliates from operating oil analysis laboratories and seeking to market its services to the Oil Industry.

9. Severability. In the event any parts of this Agreement are found to be void, the remaining provisions of this Agreement shall nevertheless be binding with the same effect as though the void parts were deleted.

10. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. The execution of this Agreement may be by actual or facsimile signature.

11. Benefit. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their legal representatives, successors and assigns.

     12. Notices and Addresses. All notices, offers, acceptance and any other acts under this Agreement (except payment) shall be in writing, and shall be sufficiently given if delivered to the addressees in person, by Federal Express or similar receipted delivery, by facsimile delivery or, if mailed, postage prepaid, by certified mail, return receipt requested, as follows:

CONAM:                              Conam Inspection, Inc.
                             1247 W. Norwood Avenue
                                            Itasca, IL  60143
                                            Attn:  James O'Rourke
                            Facsimile: (630) 773-6519

with a copy to:            Glenn A. Santoro, Esq.
                                            Robinson & Cole
                                            One Commercial Plaza
                                            280 Trumbull Street
                                            Hartford, CT  06103-3597
                                            Facsimile:  (860) 275-8299

The Company:                        On-Site Analyzer, Inc.
                               c/o David Natan, Chief Financial Officer
                          7108 Fairway Drive, Suite 200
                                            Palm Beach Gardens, FL  33418-3757
                            Facsimile: (561) 691-5220

with a copy to:            Michael D. Harris, Esq.
                             Cohen, Chernay, Norris,
                               Weinberger & Harris
                               712 U.S. Highway One
                           North Palm Beach, FL 33408
                            Facsimile (561) 845-0108


or to such other address as either of them, by notice to the other may designate from time to time. The transmission confirmation receipt from the sender's facsimile machine shall be conclusive evidence of successful facsimile delivery. Time shall be counted to, or from, as the case may be, the delivery in person or by mailing.

         13. Attorney's Fees. In the event that there is any controversy or claim arising out of or relating to this Agreement, or to the interpretation, breach or enforcement thereof, and any action or proceeding including an arbitration proceeding is commenced to enforce the provisions of this Agreement, the prevailing party shall be entitled to an award by the court or arbitrator, as appropriate, of reasonable attorney's fees, costs and expenses.

         14. Oral Evidence. This Agreement constitutes the entire Agreement between the parties and supersedes all prior oral and written agreements between the parties hereto with respect to the subject matter hereof. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, except by a statement in writing signed by the party or parties against which enforcement or the change, waiver discharge or termination is sought.
15. Additional Documents. The parties hereto shall execute such additional instruments as may be reasonably required by their counsel in order to carry out the purpose and intent of this Agreement and to fulfill the obligations of the parties hereunder.
         16. Governing Law. This Agreement and any dispute, disagreement, or issue of construction or interpretation arising hereunder whether relating to its execution, its validity, the obligations provided herein or performance shall be governed or interpreted according to the internal laws of the State of Delaware without regard to choice of law considerations.

         17. Arbitration. Any controversy, dispute or claim arising out of or relating to this Agreement, or its interpretation, application, implementation, breach or enforcement which the parties are unable to resolve by mutual agreement, shall be settled by submission by either party of the controversy, claim or dispute to binding arbitration in New York, New York (unless the parties agree in writing to a different location), before three arbitrators in accordance with the rules of the American Arbitration Association then in effect. In any such arbitration proceeding the parties agree to provide all discovery deemed necessary by the arbitrators. The decision and award made by the arbitrators shall be final, binding and conclusive on all parties hereto for all purposes, and judgment may be entered thereon in any court having jurisdiction thereof.

         18. Equitable Relief. The Company and Conam recognize that the rights granted to Conam under this Agreement are special, unique and of extraordinary character, and that in the event of the breach by Conam of the terms and conditions of this Agreement which is a violation of Sections 7 or 8 hereof, the Company shall be entitled to institute and prosecute proceedings in any court of competent jurisdiction to enjoin Conam from breaching the provisions of Sections 7 or 8. In such action, the Company shall not be required to plead or prove irreparable harm or lack of an adequate remedy at law or post a bond as a condition of obtaining equitable relief.
19. Section or Paragraph Headings. Section headings herein have been inserted for reference only and shall not be deemed to limit or otherwise affect, in any matter, or be deemed to interpret in whole or in part any of the terms or provisions of this Agreement.

         IN WITNESS WHEREOF the parties hereto have set their hand and seals as of the date first above written.

WITNESSES:                                           ON-SITE ANALYZER, INC.


                                    By:
                                                                 David Natan
                                       Vice President of Finance

                                                       CONAM INSPECTION, INC.


                                    By:
                                                                 James O'Rourke
                                       Chief Financial Officer

EXHIBIT 10.24



                      SECOND SUBLEASE AGREEMENT

          This Second Sublease Agreement ("Agreement") is made and entered into this _ _ day of , 1996, by and between R.M. Taylor, Incorporated, a Missouri corporation, whose address is 5135 Deramus, Kansas City, Missouri 64120 ("Taylor") and Top Source Technologies, Inc., a Delaware corporation, and its wholly owned subsidiary Top Source Industries, Inc. a Georgia corporation, formerly known as On Site Analysis, Inc., both of whose addresses are 7108 Fairway Drive, Suite 200, Palm Beach Gardens, Florida 33410 (collectively "Top Source").

                                            WITNESSETH

          For and in consideration of the mutual covenants and agreements set forth herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

    1. Second Sublease

                   (a) Subject to the written consent of the Lessor and Lessee (each as hereafter defined), Taylor hereby subleases to Top Source, and Top Source leases from Taylor, pursuant to the terms and conditions set forth herein, the land and premises commonly known as 23400 Commerce Drive, Farmington Hills, Michigan, as legally described in Exhibit A attached hereto ("Leased Premises"); and

                    (b) The Leased Premises were originally let by Kitchen Investment, Inc:, a Michigan limited partnership, as Lessor, to John Crane, Inc., a Delaware corporation, as Lessee, pursuant to a written lease agreement ("Lease"). The Leased Premises have been sublet to Taylor by Lessee pursuant to a certain sublease agreement dated August 30, 1995 ("Sublease").

          2. Incorporation by Reference: The terms, provisions, covenants and conditions of the Lease and Sublease are incorporated into this Second Sublease Agreement by reference as though again fully restated. In the event of a conflict between the provisions of this Second Sublease Agreement and the provisions of the Lease and Sublease, taken together, the provisions of the Lease and Sublease, taken together, shall prevail.

 forth:
 3. Undertakings-of Taylor and Top Source. Except as specifically herein set
                  (a) Top Source hereby agrees to assume each and every obligation of the Lessee under the Lease and the Sublessee under the Sublease and agrees that Taylor shall have every right of Lessor set forth in the Lease and those of the Sublessor under the Sublease; and

                   (b) Taylor hereby agrees to use its best efforts to enforce every obligation of the Lessor under the Lease as they may be modified by the Sublease and agrees that Top Source shall have every right of Lessee under the Lease as they may be modified by the Sublease.

          4. Changes to the Lease and Sublease:

                   The following although not an exhaustive listing of the same, are changes to the rights and obligations of the parties herein as set forth in the Lease and Sublease:
                  (a) The "basic  rental" or  "minimum  net rental" as stated in
 Section 3.01 of the Lease and payable by Top Source to Taylor shall be $10,243.75 per month which amount shall be net to Taylor.
                                                          2

   (b) The insurance required under Section 6.01 and Section 10.01 of the

 Lease shall name Lessor, Lessee, Taylor and the Lessor's mortgagee as insured parties.

   (c) Any further assignment or subletting of the demised premises by Top

 Source shall be subject to the consent of Lessor, Lessee and Taylor, which consents shall not be unreasonably withheld.

   (d) The Lessor, Lessee and Taylor shall have the right to inspect the demised premises as set forth in Section 14.01 of the Lease.

   (e) Notices or demands upon the parties hereto, as provided in Section

  16 01 of the Lease, shall be made as follows:

To Lessor:                                 Kitchen Investment Company, L.L.C.
                                           1925 Heide Street
                                           Troy, MI 48084






                   6400 Oakton Street


                   Morton Grove, IL 60053
                                                          3

 To Lessee:                            John Crane
                                       6400 Oakton Street
                                       Morton Grove, IL 60053

 To Subtenant\ Taylor:

                                            R.M. Taylor, Incorporated
                                      Attn: Mr. R.M. Taylor
                                            5135 Deramus
                                            Kansas City, MO 64120

To Top Source                                 Top Source Technologies, Inc.
                                              7108 Fairway Drive, Suite 200
                                              Palm Beach Gardens, FL 33418

     (f) The mortgage rights set forth in Section 21.01 of the Lease shall be retained by the Lessor.

          (g) The security deposit to be made by Top Source upon execution of this Second Sublease shall be $10,243.75, to be paid and held by Taylor in an interest bearing escrow account the principal and accrued interest of which shall be returned to Top

 Source upon the termination of this Second Sublease Agreement unless, Top Source is in default at termination at which time the principal and interest shall be used as provided in Section 23.01 of the Lease. All other provisions of Section 23 of the Lease shall remain applicable to this Second Sublease Agreement.

          (h) The right to show the premises under Section 26.01 of the Lease shall be retained by Lessor and Taylor.

          (i) Section 28 relating to an option to extend the term of the Lease is hereby deleted in its entirety, unless by written agreement before or after the date hereof, Lessor agrees that Lessee and Taylor shall each be relieved of all obligations under the Lease as of the end of the original term and Lessee agrees that Taylor shall be relieved of all obligations under the Second Sublease as of the end of the original term, and, pursuant to requirements of the Lease and Sublease, Lessor, and all other required parties agree to the assignment of the option.

           (i) Lessor's obligations found in Exhibit B to the Lease relating to leasehold improvements are hereby declared fulfilled with respect to Top Source.

           (k) Lessee's obligations under Section 4.01 of the Lease shall be apportioned as between Taylor and Top Source with Top Source being responsible for the same from the inception of the Term of this Second Sublease through its conclusion and any extension unless the Second Sublease is terminated by Top Source as provided in Paragraph 6 of this Second Sublease in which event Top Source's responsibility therefore concludes at said termination. Thereafter the responsibility for the same through the conclusion of the Term or any extension shall be that of Taylor.

                                                     4
         5. Additions to the Lease: The following are additional terms to the Second Sublease not found in the Lease or the Sublease:

                   (a) Top Source shall have the right to inspect the demised premises prior to the execution of this Agreement. Taylor (or Lessor, as determined by the Lease) shall be responsible for any repair; currently necessary as disclosed by such inspections. Upon completion of such repairs to the satisfaction of Top Source, Top Source shall then accept the demised premises in an "as is" condition.

                   (b) Top Source shall maintain in full force and effect that certain HVAC maintenance agreement currently maintained by Taylor and upon expiration or termination thereof, Top Source shall obtain and maintain a comparable maintenance agreement throughout the entire term of this Agreement.

                   (c) Taylor hereby represents and warrants to the best of its knowledge and belief and having performed no independent investigations, as follows:

                   (i) The Leased  Premises are and have been always been
                    in compliance  with all applicable environmental laws.

                   (ii) There are no pending  environmental civil,  criminal
                    or administrative proceedings, lawsuits or claims brought by any governmental agency, private party or other entity against Taylor, Lessor or Lessee relating to any environmental law.

                   (iii)  Taylor  knows of no civil,  criminal or administrative proceedings, lawsuits or claims threatened against Taylor, Lessor or Lessee by any governmental agency, private party or other entity relating to any environmental law.
                                                          5

                            (iv)  Taylor  knows  of no facts  or  circumstances
 which may give rise to any civil, criminal or administrative proceedings, lawsuits or claims against Taylor, Lessor or Lessee by any governmental agency, private party or other entity relating to any environmental law.

                            (v) The Leased Premises comply with all requirements
 of the Americans With  Disabilities  Act.

                            (vi) The  Leased  Premises  and  Taylor's  use of
said Leased Premises comply with the ordinances or other regulations of the City of Farmington Hills or of any other lawful authorities, and the Declaration of Covenants and Restrictions, recorded August 26, 1968 in Liber 5242 P. 658 Oakland County Records.

                    (d) Top Source intends to improve the warehouse space which forms a portion of the Leased Premises by constructing (x) a fully enclosed and air conditioned make-ready area containing approximately 1500 to 2000 square feet (y) a fully enclosed and air conditioned laboratory containing approximately 500 square feet, and (z) a fenced-in and gated spare parts storage area (collectively the "Warehouse Improvements"), Construction of the Warehouse Improvements by or at the instance of Top Source is subject to the following conditions precedent:

                             (i) all costs and expenses of construction of the
Warehouse Improvements shall be borne by Top Source including the costs of obtaining all required building permits;

                             (ii) Top Source shall obtain  Lessor's and
Lessee's consent to the construction of the Warehouse Improvements, Lessor's release of Lessee and Taylor, and

 Lessee's release of Taylor such releases being on account of any liability which results from Top Source's construction of the Warehouse Improvements;

                            (iii) Lessor,  Lessee and Taylor,  at no cost to
any of them, shall cooperate with and reasonably assist Top Source in obtaining all required building permits. ,

          6. Term. The within subletting shall commence on January 1, 1997 and continue until August 31, 2000. An additional deposit is to be made upon execution of this Second Sublease in the amount of $38,5OO to be paid to Taylor and held in an interest bearing account. Top Source shall have the option to terminate this Second Sublease as of April 1, 1998 if:

    (a) Top Source is not in default of any provision of this Second Sublease;

 and

                    (a) Top Source has given written notice to Taylor of its election to exercise this option no later than January 2, 1998.

  The deposit provided in this paragraph shall be distributed by Taylor on April 1, 1998 or as soon thereafter as reasonable possible, as follows:

                   The entire deposit plus all accrued interest shall be paid to Taylor if Top Source has given the notice provided in 6(b) above; otherwise the entire deposit plus all accrued interest shall be paid to Top Source.

           7. Counterparts. Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument.
 7

 IN WITNESS WHEREOF, the parties have executed and entered into this Second

 Sublease as of the date first above written.

 TAYLOR:                             TOP SOURCE:



  R.M. TAYLOR, INCORPORATED,      TOP SOURCE TECHNOLOGIES, INC.,
  a Missouri corporation          a Delaware corporation



  By:
  Its:  _________________________
--------------------------------

                                             Robert Book
                                    By: ______________________________
                                           Robert Book
                                         Its: Vice President
                                              and


                                    TOP SOURCE INSTRUMENTS,  INC.,
                                    a Georgia  corporation,
                                    f/k/a On Site Analysis, Inc.

                                        Robert Book
                                By: ________________________________
                                        Robert Book

                                Its:  Assistant Secretary
 8

                                             CONSENT OF LESSOR AND LESSEE

          Lessor, Kitchen Investment, Ltd. and/or Kitchen Investment Company, L.L.C. and Lessee, John Crane, Inc., each do hereby consent to the Second Sublease Agreement of R.M. Taylor, Incorporated to Top Source Technologies,
 Inc. and Top Source Instruments, Inc. of the premises in accordance with the provisions, conditions and covenants of the foregoing Second Sublease Agreement upon the following basis:

          1. That this consent shall in no way be construed to relieve John Crane, Inc. of its primary liability as "Lessee" for the performance of the provisions, conditions and covenants contained in the Lease; and

           2. That this  consent  shall not be construed to relieve R.M.Taylor,
  Incorporated  of its  liability as   Subtenant under the Sublease.

           3. That should Top Source elect to exercise its option to terminate as provided in paragraph 6 of Second Sublease, then Lessor and Lessee herein consent to R.M. Taylor, Incorporated being the tenant for the balance of the Term and any extension thereof.

 KITCHEN INVESTMENT, LTD. a Michigan limited  partnership
 By: ____________________________
 Its: General Partner
 KITCHEN INVESTMENT COMPANY,
 L.L.C. , a Michigan limited liability company
 By: ________________________________

 Its: Manager
 JOHN CRANE, INC., a Delaware corporation
 By: ____________________________________

 Its: _____________________________________
 9

                                                 SUBLEASE
          This Sublease is made and entered into this 30th day of August, 1995 by and between John Crane, Inc., a Delaware corporation ("Sublessor") and R.M. Taylor, Incorporated, a Missouri corporation ("Subtenant").

                                       WITNESSETH

          For and in consideration of the mutual covenants and agreements set forth herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

          1. Sublease: Subject to the written consent of the Lessor, the Sublessor hereby subleases to the Subtenant, and the Subtenant leases from Sublessor, pursuant to the terms and conditions set forth herein, the land and premises commonly known as 23400 Commerce Drive, Farmington Hills, Michigan, as legally described in Exhibit A to the Lease attached hereto, dated May 13, 1993, by and between Kitchen Investment Ltd., a Michigan Limited Partnership, as Lessor, end Sublessor, as Lessee (the "Lease").

          2. Terms and Conditions: Except as specifically set forth herein:

                   (a)  Subtenant   hereby  agrees  to  assume  each  and  every
 obligation of the Lessee under the Lease and agrees that Sublessor shall have every right of Lessor set forth in the Lease; SS-301.1

                  (b) Sublessor hereby agrees to use its best efforts to enforce every obligation of Lessor under the L ease and agrees that Subtenant shall have every right of Lessee under the Lease;

(c) The following are exceptions to the rights and obligations of the parties hereto as set forth in the Lease: (i) Section 1.01 of the Lease related to construction of improvements is hereby deleted in its entirety. (ii)
     Section 2.03 of the Lease relating to confirmation of commencement, is hereby deleted. (iii) The "basic rental" or "minimum net rental" as stated in Section 3.01 payable by Subtenant to Sublessor shall be per month which amount shall be net to Sublessor. (iv) The insurance required under Sections 6.01 and 10.01 of the Lease shall name ------------------------
     the Lessor,  the Sublessor and the Lessor's  mortgagee as insured  parties.
     (v) Section 11.02 of the Lease relating to an option to extend, is hereby deleted in its entirety. (vi) Any further assignment or subletting of the demised premises by the Subtenant shall be subject to the consent of Lessor as well as Sublessor, which consents shall not be unreasonably withheld.

(vii)Both the Lessor and the Sublessor shall have the right to inspect the demised premises under Section 14.01 of the Lease.
 (viii) Notices or demands upon the parties hereto as provided in Section 16.01, shall be made as follows:

 To Lessor


 Kitchen Investment, Ltd.  COMPANY, L.L.C.
 1925 Heide Street
 Troy, MI  48084


To Sublessor:
 John Crane, Inc.
 6400 Oakton Street
 Morton Grove, IL 60053

To Subtenant
 R.M. Taylor, Incorporated
 Attn: Mr. R.M. Taylor
 5135 Deramus
 Kansas City, MO 64120


(ix) The mortgage rights set forth in Section 21.01 of the L ease shall be retained by the Lessor.
(x) The security deposit to be made by Subtenant upon execution of this Sublease shall be , to be paid to and held by Sublessor in an interest bearing escrow account which principal and accrued interest shall be returned to Subtenant upon the termination of the Sublease, unless Subtenant is in default at termination, at which time the principal and interest shall be used as provided in Section 23.01. The terms of
      Section 23 of the Lease, other than the amount of such deposit, shall remain applicable to this Sublease.

(xi) The right to show the premises under Section 26.01 of the Lease shall be retained by Lessor.
(xii)Section 27.01 of the Lease related to environmental laws is hereby deleted in its entirety. (xiii) Section 28 relating to an option to extend the term of the Lease is hereby deleted in its entirety, unless by written agreement before or after the date hereof, Lessor agrees that Sublessor shall be relieved of all obligations under the Lease as of the end of the original term, and, pursuant to Section 28.04 of the Lease Lessor agrees to the assignment of the option. (xiv) Exhibit B relating to leasehold improvements is hereby deleted in its entirety; and

(d) The following are additional terms to the Sublease not found in the Lease:
(i) Subtenant shall have the right to inspect the demised premises prior to the execution of this Sublease. Sublessor (or Lessor, as determined by the Lease) shall be responsible for any repairs currently necessary as disclosed by such inspections. Upon completion of such repairs to the satisfaction of Subtenant, Subtenant shall then accept the demised premises "AS-IS".

(ii) Subtenant shall maintain in full force and effect that certain HVAC maintenance agreement currently maintained by Sublessor and upon expiration or termination thereof, Subtenant shall obtain and maintain a comparable maintenance agreement throughout the entire term hereof.

(iii) Sublessor hereby represents and warrants as follows, to the best of its knowledge and belief and having performed no independent investigations:
(a) To the best of Sublessor's knowledge, the Leased Premises are and have always been in compliance with all applicable environmental laws.

(b) There are no pending environmental civil, criminal or administrative proceedings, lawsuits or claims brought by any governmental agency, private party or other entity against Sublessor or Lessor relating to any environmental law.

(c) Sublessor knows of no civil, criminal or administrative proceedings, lawsuits or claims threatened against Sublessor or Lessor by any governmental agency, private party or other entity relating to any environmental law.

(d)  Sublessor knows of no facts or circumstances which may give rise to any civil, criminal or administrative proceedings, lawsuits or claims against Sublessor or Lessor by any governmental agency, private party or other entity relating to any environmental law.

(e) The Leased Premises comply with all requirements of the American With Disabilities Act.

                   (f) The Leased Premises and Sublessor's use of said Leased Premises comply with the ordinances or other regulations of the City of Farmington Hills, or of any other lawful authorities, and the Declaration of Covenants and Restrictions, recorded August 26, 1968 in Liber 5242 P. 658 Oakland County Records.

          3. Term. This Sublease shall commence as of December 1, 1995 and continue until August 31, 2000. Notwithstanding the above, Sublessor agrees to allow Subtenant on and after November 20, 1995 through November 30, 1995, to occupy a sufficient portion of the demised premises for the storage of certain of Subtenant's furniture and equipment. In the event that Subtenant does enter the demised premises prior to the commencement of the Sublease and use the demised premises for the storage of its assets, Subtenant hereby agrees:

                   (a) That Sublessor shall have no responsibility whatsoever for such assets of Subtenant and Subtenant shall be solely responsible for the care, security and maintenance of such assets; and

4. Lease. Nothing set forth herein shall be deemed to alter, amend or modify the rights and obligations of the parties to the Lease.

         IN WITNESS WHEREOF, the parties have executed and entered into this Sublease as of the date first above written.

                  (b) That Subtenant and its employees and agents shall enter the demised premises and the sole risk of Subtenant and Subtenant hereby indemnifies and holds Sublessor harmless from and against any damage to property or injury to person caused by or arising out of such entry upon or stooge within the demised premises, unless such damage is caused by the negligence of Sublessor, its agents or employees.


 Subtenant:
 R.M. TAYLOR, INCORPORATED
 By:  William C. Cottle
Its: EXECUTIVE VICE PRESIDENT and CFO
Address:
 5135 Deramus
 Kansas City, MO 64120
 SS-30l.1


By:  Fred S. Decrisatis
             Its: Vice Pres. of Finance
 JOHN CRANE, INC.
 Sublessor:
 Address:
 6400 Oakton Street
 Morton Grove, IL 60053

                                               CONSENT OF LESSOR

 Lessor, KITCHEN INVESTMENT, LTD., and KITCHEN INVESTMENT COMPANY, L.L.C., hereby consent to the Sublease by Lessee, JOHN CRANE, INC., of the premises to R.M. TAYLOR, INCORPORATED in accordance with the provisions, conditions and covenants of this Sublease upon the following basis:

1. That this consent shall in no way be construed to relieve John Crane, Inc., of its primary liability as "Lessee" for the performance of the provisions,conditions and covenants contained in the Lease; and

 2. That this consent shall not be deemed an assumption by Kitchen Investment, Ltd., of any of the obligations of John Crane, Inc., under this Section.



 KITCHEN INVESTMENT, LTD.
 BY: Milton G. Kitchen
 ITS: General Partner


 AND


 KITCHEN INVESTMENT COMPANY, L.L.C.

 BY: Barbara J. Kitchen
 ITS: MANAGER
 BY: Milton G. Kitchen

EXHIBIT 10.7



 Overpayments will be credited to your account and you will pay any underpayments within 30 days of the date of the Landlord's final statement.
          On November l, 1996, Tenant is to post a security deposit of $21,037,50 in the form of cash. Landlord will invest same in a Certificate of Deposit, with interest being paid to Tenant.
          It is further agreed -that this lease agreement is subordinate to any mortgages on the property. Tenant agrees to provide Estoppel Certificates, if required by Landlord. If for any reason we find it necessary to litigate any issue, it is agreed that both of us waive our right to a trial by jury. If, at any time prior to the termination of this Lease, any senior interest holder or any other person or the successors or assigns of the foregoing (collectively referred to as "Successor Landlord") shall succeed to the rights of Landlord under this Lease, Tenant agrees, at the election and upon request of any such Successor Landlord, to fully and completely attorn to and recognize any such
 Successor Landlord, as Tenant's Landlord under this Lease upon the then executory terms of this Lease; provided such Successor Landlord shall agree in writing to accept Tenant's attornment and shall assume all of Landlord's obligations under this Lease.
          Notwithstanding anything to the contrary contained herein it is agreed that you will look only to Landlord 's interest in 450 Park Avenue (or the proceeds thereof) for the satisfaction of Tenant's remedies for the collection of a judgment (or other judicial process) requiring the payment of money by landlord in the event of any default by Landlord hereunder, and no other
 property  or  assets  of  Landlord   or  its   agents,   directors,   officers,
 shareholders, partners or principals (disclosed or undisclosed) shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to this lease, the relationship of Landlord and Tenant hereunder or under law or Tenant's use or occupancy of the Subject Premises or any other liability of Landlord to Tenant.
          The parties agree that neither party shall be liable to the other to the extent of a recovery for any loss suffered which is covered by an insurance policy carried by the party suffering the loss and for which recovery is available. The parties agree to attempt to obtain waivers of subrogation from the respective insurance companies. Landlord and Tenant represent that in the negotiation of his Lease they dealt with no broker or brokers other than J. Everett Hill of Peter Sharp & CO., Inc. (whose commission or other compensation shall be paid by Landlord) and Alan Grossman of The Georgetown Group, Inc. (whose commission or other compensation shall be paid by Landlord) Landlord and Tenant hereby agree to indemnify and hold the other part; harmless from and against any and all claims, liabilities, suits, costs and expenses including, reasonable attorneys fees and disbursements arising out of any inaccuracy or alleged inaccuracy of the above representation. Landlord shall have no liability for any brokerage commissions arising out of a sublease or assignment by Tenant. The provisions of this Article shall survive the expiration or Sooner termination of the Lease.

                                                       - 3 -
          During the term of this Lease, Landlord shall, at Landlord's expense, provide heat, light, cleaning, water, rubbish removal and air conditioning to the Premises in accordance with building standards.
          All notices are to he sent by Certified Mail, Return Receipt Requested. If to Landlord, such notice is to be addressed to: 450 Park Avenue Associates c/o Peter Sharp & Co.,
 Inc.,  1370 Avenue of the  Americas,  New oYrk,  New York 10019.  If to
Tenant,  such notice is to be addressed to:
 Top Source  Technologies,  Inc., 450 Park Avenue,
New York, New York 10019, Attn: Stuart Landow. Landlord warrants and represents that it is the owner of the subject premises and is free to enter into this Lease. The submission by Landlord to Tenant of this Lease in draft form shall be deemed submitted solely for Tenant's consideration and not for acceptance and execution. The submission by Landlord of this Lease for execution by Tenant and the actual execution and delivery thereof by Tenant to Landlord shall have no binding force and effect unless and until Landlord shall have executed this Lease and a counterpart thereof shall have been delivered to Tenant. If at a future date it is found to be necessary, we agree to negotiate and execute a long form Lease which is mutually agreeable to both sides.

          Tenant is to have the right to sublease the Premises with the Landlord's consent which is not to he unreasonably withheld. However, any net profits are to be shared equally between Tenant and Landlord within 5 days of receipt by Tenant.
          Should Tenant fail to vacate the Premises on the Expiration Date and there has been no agreement as to an extension, the total amount of the Rent and Additional Rent will double, commencing on the date following the Expiration Date.
       Tenant is responsible for the immediate bonding and/or removal of any liens placed on the building by any of the Tenant's contractors.

                                                       - 4 -
                                Very truly yours,
 Jerome L.Greene
 General Partner
 450 PARK AVENUE ASSOCIATES ("Landlord")

Jerome L.Greene
--------------------------------------------------------------------

          If you are in agreement with the above, please sign each of the four copies of this letter and return them to the undersigned for counter-signature along with a check in the amount of $7,012.50, which represents the Rent for the first month. We will return two fully executed copies of this letter to you. JLG/ck Enclosures
 ACCEPTED AND AGREED TO:
 TOP SOURCE TECHNOLOGIES, INC. ("Tenant")
 By:.
  Title     CFO            4/2/96

                                      LEASE

         THIS LEASE is made as of the 13th day of May 1993 by and between Kitchen Investment Ltd., A Michigan Limited Partnership, 1925 Heide St., Troy, MI 48084 as Lessor and John Crane Inc., A Delaware Corporation, 6400 Oakton Street, Morton Grove, Illinois 60053 as Lessee,

         IN CONSIDERATION OF the rents to be paid and the mutual covenants, promises and agreements herein set forth, Lessor and Lessee agree as follows:

         Lessor hereby leases unto Lessee premises situated in the City of Farmington Hills, County of Oakland, State of Michigan, described as set forth on Exhibit "A" attached hereto and made a part hereof.

         TO HAVE AND TO HOLD for a term of Seven (7) years and One (1) month from and after the commencement of the term as hereinafter provided.

                                    SECTION 1

                          CONSTRUCTION OF IMPROVEMENTS

         1.01 Lessor agrees, prior to the commencement of the term of this lease, at Lessor's sole cost and expense, to complete certain improvements to the building located on the land described in Exhibit "A" in accordance with Plans and Leasehold Improvements enumerated on Exhibit "B page 1 and 2", which Plans and Leasehold Improvements have been approved by both parties and which are by this reference made a part hereof. No minor change from such specifications which may be necessary during the preparation of the premises for Lessee shall affect, change or invalidate this Lease.

                                    SECTION 2

                                  TERM OF LEASE

         2.01 The term of this lease shall begin August 1, 1993, and shall end on August 31, 2000 unless sooner terminated as herein set forth. The term as fixed by this Section 2 shall hereafter be referred to as the "original term".

         2.02 If lessor shall be unable for any reason to give possession of the premises on the date of the commencement of the term hereof, Lessor shall not be subject to any liability for the failure to give possession on such date but the rent to be paid herein shall not commence until one month after the premises are ready for occupancy by Lessee. No such failure to give possession on the date of the commencement of the term shall affect the validity of this Lease or the obligations of Lessee hereunder. If permission is given to Lessee to enter into possession of the premises, or to occupy premises other than the leased premises, prior to the date specified as the commencement of the term of this Lease, Lessee covenants and agrees that such occupancy shall be deemed to be under all the terms, covenants, conditions and provisions of this Lease.

         2.03 On the commencement date or within a reasonable time thereafter upon request by Lessor, Lessee shall execute a written instrument confirming the Commencement Date and the date on which the term shall end.

                                    SECTION 3

                                  BASIC RENTAL

         3.01 In consideration of the leasing aforesaid, Lessee hereby covenants and agrees to pay Lessor, at such place as Lessor may hereafter from time to time designate in writing, a minimum net rental for the original term of the lease equal in total amount to _________________________________ payable monthly in advance on the First (1st) day of each month in equal installments of _____________ _________________________ for months two (2) through forty nine
(49)         inclusive         of        the        lease        term        and
_________________________________________________  for months fifty (50) through eighty five (85) inclusive of the lease term. Receipt of ______________________________ representing September 1993 rent is hereby acknowledged.

         3.02 Lessor and Lessee intend that the minimum net rental shall be net to Lessor, so that this lease shall yield, net, to Lessor, not less than the minimum net rent specified in Sect 3.01 hereof during the term of this lease, and that all costs, expenses and charges of every kind and nature relating to the demised premises which may be attributable to, or become due during the term of this lease shall be paid by Lessee and that Lessor shall be indemnified and saved harmless by Lessee from and against the same.

                                    SECTION 4

                        TAXES, ASSESSMENTS AND UTILITIES

         4.01 Lessee agrees to pay as additional rent for the demised premises all taxes and assessments, general and special, and all water rates, and all

         4.01 Lessee agrees to pay as additional rent for the demised premises all taxes and assessments, general and special, and all water rates, and all other governmental impositions which may be levied upon said premises or any part thereof, or upon any building or improvements at any time situated thereon, until the termination of the original term and of any extended term of this Lease. All of such taxes, assessments, water rates, and other impositions shall be paid by Lessee before they shall become delinquent. The property taxes and assessments for the first and last year of the original term or any extended term as the case may be, shall be prorated between Lessor and Lessee so that Lessee will be responsible for any such tax or assessments attributable to the period during which Lessee has possession of the premises in the year in which this lease in terminated. The so-called "due date" method of proration shall be used, it being presumed that taxes and assessments are payable in advance. In the event that during the term of this lease (i) the real property taxes levied or assessed against the real property shall be reduced or eliminated, whether the cause thereof is a judicial determination of unconstitutionality, a change in the nature of the taxes imposed, or otherwise, and (ii) there is levied, assessed or otherwise imposed upon the Lessor, in substitution for all or part of the tax thus reduced or eliminated, a tax (hereinafter called the "Substitute Tax") which imposes a burden upon Lessor by reason of its ownership of the real property, then to the extent of such burdens the Substitute Tax shall be deemed a real estate tax for the purposes of this paragraph:

         4.02 Lessee also agrees to pay all charges made against the premises for gas, heat, electricity and all other utilities during the continuance of this lease as the same shall become due.

         4.03 In the event that payment of any or all of the foregoing taxes, assessments and utilities are to be made from an escrowed fund required to be established by Lessor as Mortgagor under the terms of any first mortgage on the demised premises, then Lessor shall so notify Lessee. Lessee shall not be required to directly pay such taxes, assessments and utilities as are paid from such escrowed fund, but shall instead, as additional rent, pay to Lessor on the first (1st) day of each month of the lease term an amount equal to the amount required to be paid by Lessor under the terms of such first mortgage to the escrowed fund on account of such charges. If the actual taxes, assessments and utilities, when due, exceed the total amounts from time to time paid therefore by Lessee, then the Lessee shall, upon demand, pay any deficiency to Lessor. If such payments by Lessee, over the term of the lease, exceed the amount of taxes, assessments and utilities paid therefrom, such excess shall be refunded by Lessor to Lessee at the expiration of the lease term, or when such excess is refunded by the mortgagee to Lessor, whichever first occurs.

                                    SECTION 5

                                 USE OF PREMISES

         5.01 It is understood and agreed between the parties that the premises during the continuance of this lease shall be used and occupied for office, engineering, sales, warehouse, assembly and light industrial usage only and for no other purpose without the prior written consent of Lessor. Lessee agrees that it will not use or permit any person to use the demised premises or any part thereof for any use or purposes, in violation of the laws of the United States, the State of Michigan, the ordinances or other regulations of the City of Farmington Hills, or of any other lawful authorities, or the Declaration of Covenants and Restrictions, recorded August 26, 1968 in Liber 5242 Page 658 Oakland County Records (a copy of which is attached hereto as Exhibit "C", to which Declaration this lease is hereby expressly made subject). During the original term or any extended term, the Lessee will keep the demised premises and every part thereof and all buildings at any time situated thereon in a clean and wholesome condition and generally will comply with all lawful health and police regulations. All signs and advertising displayed in and about the premises shall be such only as to advertise the business carried on upon the premises and Lessor shall control the location, character and size thereof. No signs shall be displayed except as approved in writing by the Lessor, and no awning shall be installed or used on the exterior of said building unless approved in writing by Lessor. The Lessor shall not unreasonably withhold signage approval for the building. Lessee shall conform to the City of Farmington Hills sign ordinance requirements.

                                    SECTION 6

                        LIABILITY INSURANCE AND INDEMNITY

         6.01 At and after the commencement of the original term of the Lease, Lessee agrees to defend, indemnify and save Lessor harmless from any liability for damages, including costs and reasonable attorneys' fees of Lessor, to any person or property upon the leased premises caused solely by the negligence of Lessee, its agents, invitees, guests, contractors, subcontractors, successors or assigns. Lessee further agrees that it will obtain at or prior to the commencement of the lease term and maintain at all times thereafter until the termination of this lease, for the mutual benefit of Lessor, Lessor's mortgagee, and of Lessee, and naming Lessor and Lessor's mortgagee as insured parties, general public liability insurance including blanket contractual coverage against claims for or arising out of personal injury, death or property damage, occurring in, on, or about the demised premises or property in, on, or about the streets, sidewalks or premises adjacent to the demised premises, such insurance to afford protection to the limit at the beginning of the term of not less than Two Million and 00/100 Dollars ($2,000,000.00) with respect to injury or death of a single person, and to the limit of not less than Two Million and 00/100 Dollars ($2,000,000.00) with respect to any one occurrence, and to the limit of not less than Five Hundred Thousand and 00/100 Dollars ($500,000.00) with respect to any one occurrence of property damage and thereafter in such changed amounts as the Lessor may reasonably require. Lessee shall furnish evidence suitable to Lessor that such insurance policy or policies are in force at or prior to the commencement of the original term of the lease and shall continue to provide Lessor with such evidence with respect to such policies as are from time to time in force until the termination of this lease. Such policy or policies shall provide for thirty (30) days' prior written notice to Lessor of cancellation.

                                    SECTION 7

                                     REPAIRS

         7.01 Lessee covenants and agrees at its own expense to keep the building or buildings on the demised premises, including all structural, electrical, mechanical and plumbing systems, at all times in good appearance and repair except for reasonable and normal wear and tear. Lessee shall also pay all other expenses in connection with the maintenance of the premises including repair and upkeep of grounds, sidewalks, driveways and parking areas in a first-class condition. Lessor shall be responsible for, and Lessee shall not be responsible for maintenance or repair of the roof or the four outer walls.

         Notwithstanding any other provision of the lease, from and after the Lessee has taken occupancy of the demised premises any repairs, additions or alterations to the building or any of its systems (e.g. plumbing, electrical, mechanical) structural or non-structural, which are required by any law, statute, ordinance, rule, regulation or governmental authority or insurance carrier, including, without limitation, OSHA, shall be the obligation of the Lessee. Lessor shall assign to Lessee the benefit of all guarantees and warranties covering the building and its systems.

                                    SECTION 8

                                   ALTERATIONS

         8.01 The parties agree that Lessee shall not make any alterations, additions or improvements to the premises without the written consent of Lessor and, if required by the terms of any mortgage on the premises, the written consent of the mortgagee. All alterations, additions or improvements made by either of the parties hereto upon the premises shall be the property of Lessor and shall remain upon and be surrendered with the premises at the termination of this lease, except that alterations, additions or improvements made by Lessee shall be removed and the premises restored by Lessee if so requested by Lessor.

                                    SECTION 9

                                      LIENS

         9.01 After the commencement of the term of the lease, the Lessee will keep the premises free of liens of any sort and will hold the Lessor harmless from any liens which may be placed on the premises solely as a result of Lessee's acts.

                                   SECTION 10

                      FIRE INSURANCE AND EXTENDED COVERAGE

         10.01 Lessee agrees that it will at all times during the term of the lease, at its own expense, keep the building and all other improvements on the demised premises insured for the full replacement cost thereof and at the beginning of the term for at lease Eight Hundred Seventy Five Thousand Dollars ($875,000.00), against loss by fire with standard extended risk coverage, vandalism and malicious mischief and sprinkler leakage. Lessee shall also carry "business interruption" insurance throughout the term in an amount adequate to cover the obligations of Lessee under this Lease. Such insurance shall be procured from an insurance company or companies reasonably satisfactory to Lessor and shall insure Lessor, Lessor's mortgagee, and Lessee as their interests may appear. Each such policy shall provide for thirty (30) days' written notice to Lessor of any cancellation. Duplicate original policies evidencing such insurance shall be delivered to Lessor together with receipts evidencing payment of the premiums relating to such insurance. Certificates of renewal thereof shall be delivered to Lessor at least thirty (30) days prior to the expiration dates of the respective policies to which they relate.

         10.02 Lessee  shall cause each  insurance  policy  described in Section
10.01 to be written in a manner so as to provide that the insuring company waives all right or recovery by way of subrogation against Lessor in connection with any loss or damage covered by any such policies.

         10.03 In case Lessee shall at any time fail, neglect or refuse to insure such buildings and improvements and to keep the same insured as hereinbefore provided, or to carry the required "business interruption" insurance then Lessor may at its election procure or renew such insurance, and any amounts paid therefor by Lessor shall be so much additional rental due from Lessee to Lessor at the next rent day after any such payment with interest at the rate of ten (10% ) percent per annum from the date of payment thereof by Lessor until the repayment thereof to Lessor by Lessee.

         10.04 In the event of loss under any such policy or policies, the insurance proceeds shall be paid to Lessor or Lessor's mortgagee; thereafter, such proceeds other than the proceeds of the "business interruption" insurance which may be used to discharge the Lessee's continuing obligations under this Lease shall be paid out for the expense of repairing or rebuilding the buildings or improvements which have been damaged or destroyed if it shall appear to the satisfaction of Lessor and Lessor's mortgagee that the amount of insurance money shall at all times be sufficient to pay for the completion of said repairs or rebuilding.

         10.05 In the event that payment of premiums relative to any insurance required under this Section 10 is to be made from an escrowed fund required to be established by Lessor as mortgagor under the terms of any first mortgage on the demised premises, then Lessor shall so notify Lessee. Lessee shall not be required to directly pay such premiums as are paid from such escrowed fund but shall instead, as additional rent, pay to Lessor an amount equal to the amount required to be paid by Lessor under the terms of such first mortgage to the escrowed fund on account of such premiums. If the actual premiums, when due, exceed the total amounts from time to time paid therefor by Lessee, then the Lessee shall, upon demand, pay any deficiency to Lessor. If such payments by Lessee over the term of the lease, exceed the amount of premiums paid therefrom , such excess shall be refunded by Lessor to Lessee at the expiration of the lease term, or when such excess is refunded by the mortgage to Lessor, whichever first occurs.

                                   SECTION 11

                        DAMAGE BY FIRE OR OTHER CASUALTY

         11.01 It is understood and agreed that if the premises hereby leased by damaged or destroyed in whole or in part by fire or other casualty during the term hereof, the Lessor, if there are sufficient insurance proceeds, will repair and restore the same to good tenantable condition with reasonable dispatch. The rent herein provided for shall not abate, whether or not the entire premises are untenantable, unless such premises are not repaired or restored within nine (9) months following the date of the fire or other casualty. If the insurance proceeds are insufficient to cover the cost of repairing and restoring the premises to good tenantable condition, Lessor may cancel the lease effective as of the date of the fire or other casualty, without further liability to Lessee.

         11.02 Lessee shall have the option, exercisable by written notice to Lessor upon restoration of the premises, to extend the original term of this Lease (or the extension of the term during which the damage or destruction occurred; as the case may be) for a period equal to the period, if any, during which Lessee was deprived of the use of all or a significant portion of the premises by reason of such damage or destruction. Lessee's option must be exercised within twenty (20 days following completion of the work of restoration and repair.

                                   SECTION 12

                                 EMINENT DOMAIN

         12.01 In the event, during the term of this Lease, proceedings shall be instituted under the power of eminent domain which shall result in the taking of any part of the building on the leased premises, or the taking of a portion of the parking area if the number of spaces is thereby reduced to such an extent that Lessee's business is significantly and adversely affected and which shall result in an eviction total or partial of the Lessee therefrom, then at the time of such eviction, this Lease shall be void and the term above demised shall cease and terminate; and if Lessee shall thereafter continue in possession of the premises or by part thereof, it shall be a lease from month to month and for no longer term, anything in this instrument to the contrary notwithstanding. If there is only a partial taking, not including a portion of the building or reducing parking to the extent described in the previous sentence, the Lessor shall restore the premises to the extent necessary to permit Lessee to continue its use of the premises. Provided, further, that the whole of any award for any portion of the leased premises taken by reason of said condemnation proceedings shall be solely the property of and payable to the Lessor; and provided further, that the whole of any award for removal and relocation expenses in any such condemnation proceedings shall be the sole property of, and be payable to the Lessee. It is further agreed that in any such condemnation proceedings the Lessor and Lessee shall each seek its own award and at its own expense.

                                   SECTION 13

                                   ASSIGNMENT

         13.01 Lessee shall not assign or sublet the demised premises or any part thereof without first obtaining the Lessor's written consent, which consent shall not be unreasonably withheld, except that the Lessee may, without Lessor's consent, assign or sublet all or any part of the premises to wholly or substantially owned subsidiaries, or inter-related companies, of the Lessee, and provided that Lessee is not at such time in default hereunder, and provided further that such successor shall execute an instrument in writing assuming all of the obligations and liabilities to the Lessor, and provided further that such assignment or subletting shall not operate to release Lessee from its obligations under the lease.


                                   SECTION 14

                             INSPECTION OF PREMISES

         14.01 Lessee agrees to permit Lessor and the authorized representatives of Lessor to enter the demised premises at all reasonable times during business hours for the purpose of inspecting the same.

                                   SECTION 15

                             FIXTURES AND EQUIPMENT

         15.01 All fixtures and equipment paid for by the Lessor and all fixtures and equipment which may be paid for and placed on the premises by the Lessee from time to time but which are so incorporated and affixed to the buildings, other than trade fixtures and equipment, that their removal would involve damage or structural change to the buildings, shall be and remain the property of the Lessor.

         15.02 All furnishings, equipment and fixtures other than those specified in Section 15.01, which are paid for and placed on the premises by Lessee from time to time (other than those which are replacements for fixtures originally paid for by Lessor) shall remain the property of the Lessee.

                                   SECTION 16

                                NOTICE OR DEMANDS

         16.01 All notices to or demands upon Lessor or Lessee desired or required to be given under any of the provisions hereof shall be in writing. Any notices or demands form Lessor to Lessee shall be deemed to have been duly and sufficiently given if a copy thereof has been mailed by United States Mail in an envelope properly stamped and addressed to Lessee at the address of the demised premises of Lessee's registered office in Michigan at such time, or at such other address as Lessee may have last furnished in writing to the Lessor for such purpose, and any notices or demands from Lessee to Lessor shall be deemed to have been duly and sufficiently given if mailed by United States mail in an envelope properly stamped and addressed to Lessor at the address last furnished by written notice from Lessor to Lessee. The effective date of such notice shall be one business day following the delivery of the same to the United States Post Office for mailing.

                                   SECTION 17

                                   BANKRUPTCY

         17.01 Lessee covenants and agrees that if any one or more of the following events occur, namely:
                  (a)      Lessee shall be adjudged a bankrupt or insolvent
or a trustee shall be appointed for
Lessee after a petition has been filed for Lessee's reorganization or arrangement under the Federal Bankruptcy Laws, as now or hereafter amended, or under the laws of any State, and any such adjudication or appointment shall not have been vacated or stayed or set aside within thirty (30) days from the date of the entry or granting thereof; or

                  (b) Lessee shall file, or consent to any petition in bankruptcy or arrangement under the
Federal Bankruptcy Laws, as now or hereafter amended, or under the laws of any State; or

                  (c) A Decree or order appointing a receiver of the property of Lessee shall be made and such decree or order shall not have been vacated, stayed or set aside within thirty (30) days of a receiver for Lessee; or

                   (d) Lessee shall make any assignment for the benefit of creditors;

Then it shall be lawful for Lessor, at his election, to declare the term of the lease ended, and the said premises and the buildings and improvements then situated thereon or any part thereof, either with or without process of law, to re-enter, and Lessee and all persons occupying in or upon the same under it to expel, remove and put out, and the said premises and buildings and improvements then situated thereon again to repossess and enjoy.

                                   SECTION 18

                          DEFAULT, RE-ENTRY AND DAMAGES

         (18.01) In case any rent shall be due and remain unpaid for more than ten (10) days after due or if default be made in any of the other covenants, agreements, stipulations or conditions herein contained and such default shall continue for a period of thirty (30) days after written notice of such default, or if the leased premises shall be deserted or vacated, Lessor, in addition to other rights or remedies it may have, shall have the immediate right to re-entry and may remove all persons and property from the premises; such property may be removed and stored in any other place in the building in which leased premises are situated, or in any other place, for the account of, and at the expense and at the risk of Lessee. Lessee hereby waives all claims for damages which may be caused by the re-entry of Lessor and taking possession of the premises or removing or storing of furniture and property as herein provided, and will save Lessor harmless from any loss, costs or damages occasioned Lessor thereby, and no such re-entry shall be considered or construed to be a forcible entry.

         (18.02) Should Lessor elect to re-enter as herein provided or should it take possession pursuant to legal proceedings or pursuant to any notice provided for by law, it may either terminate this lease or it may from time to time, without terminating this lease, re-let the premises or any part thereof for such term or terms and at such rental or rentals and upon such other terms and conditions as Lessor in its sole discretion may deem advisable, with the right to make alterations and repairs to the premises. Rentals received by Lessor from such re-letting shall be applied as follows:

                  First, to the payment of any indebtedness, other than rent due hereunder from Lessee to Lessor, including all damages sustained by Lessor as a result of the default of Lessee:

                  Second, to the payment of rent due and unpaid hereunder;

                  Third, to the payment of the sum specified in Section 3.02 hereof;

                  Fourth, to the payment of any cost of such re-letting;

                  Fifth, to the payment of the cost of any alterations or repairs to the premises; and the residue, if any, shall be held by Lessor and applied in payment of future rent as the same may become due and payable hereunder. Should such rentals received from such re-letting during any month be less than that amount agreed to be paid that month by Lessee hereunder, the Lessee shall pay such deficiency to Lessor. Such deficiency shall be calculated and paid monthly.

                  No such re-entry or taking possession of the premises by Lessor shall be construed as an election on its party to terminate this lease unless a written notice of such intention be given to Lessee or unless the termination thereof be decreed by a Court of Competent Jurisdiction. Notwithstanding any such re-letting without termination, Lessor may at any time thereafter elect to terminate this lease for such previous breach. Should Lessor at any time terminate this lease for any breach, in addition to any other remedy, it may recover from Lessee all damages it may incur by reason of such breach, including the cost of recovering the premises, and including the worth at the time of such termination of the excess, if any, of the amount of rent and charges equivalent to rent reserved in this Lease for the remainder of the stated term, over the then reasonable rental value of the premises for the remainder of the stated term.

                                   SECTION 19

                      SURRENDER OF PREMISES ON TERMINATION

         19.01 Whenever this lease shall be terminated, whether by lapse of time, forfeiture, or in any other way, Lessee will yield and deliver up the demised premises, including the building and improvements thereon and the fixtures and equipment belonging to Lessor therein contained, peaceably to Lessor in as good repair as when taken, except for reasonable and normal wear and tear, and except for damage or destruction resulting from causes which are covered by insurance obtained in accordance with section 10 hereof.

                                   SECTION 20

                PERFORMANCE BY LESSOR OF THE COVENANTS OF LESSEE

         20.01 Should Lessee at any time fail to do any of the things required to be done by it under the provisions of this lease, Lessor at its option, and in addition to any and all other rights and remedies of Lessor in such event, may (but shall not be required to) do the same or cause the same to be done, and the reasonable amount of any money expended by Lessor in connection therewith shall be due from Lessee to Lessor as additional rent on or before the next rental due date bearing interest at the rate of Eight (8%) percent per annum from the date of payment until the repayment thereof to Lessor by Lessee. On default in such payment, Lessor shall have the same remedies as on default in payment of rent.

                                   SECTION 21

                               RIGHTS TO MORTGAGE

         21.01 Lessor reserves the right to subject and subordinate this lease at all times, to the lien of any mortgage or mortgages now or hereafter placed upon Lessor's interest in the said premises and on the land and buildings of which the said premises are a part or upon any buildings hereafter placed upon the land of which the leased premises form a part, provided in each instance that the mortgagee shall in writing agree that Lessee's quiet possession of the premises shall not be disturbed so long as the Lessee is not in default in the performance of the terms and conditions of this Lease. Lessee covenants and agrees to execute and deliver upon demand such further instrument or instruments subordinating this lease to the lien of any such mortgage or mortgages as shall be desired by Lessor and any mortgagees or proposed mortgagees.

                                   SECTION 22

                          COVENANTS OF QUIET ENJOYMENT

         22.01 Lessor covenants and agrees to and with Lessee that at all times when Lessee is not in default under the terms of an during the term of this lease, Lessee's quiet and peaceable enjoyment of the demised premises shall not be disturbed or interfered with by Lessor or any person claiming by, through, or under Lessor.

                                   SECTION 23

                                SECURITY DEPOSIT

         23.01 The Lessor herewith acknowledges the receipt of ________________ which Lessor is to retain as security for the faithful performance of all of the covenants, conditions, and agreements of this lease, but in no event shall the Lessor be obliged to apply the same upon rents or other charges in arrears or upon damages for the Lessee's failure to perform the said covenants, conditions, and agreements; the Lessor may so apply the security at its option; and the Lessor's right to the possession of the premises for nonpayment or rent or for any other reason shall not in any event be affected by reason of the fact that the Lessor holds this security. The said sum if not applied toward the payment of rent in arrears or toward the payment of damages suffered by the Lessor by reason of the Lessee's breach of the covenants conditions, and agreements of this lease is to be returned to the Lessee when this lease is terminated, according to these terms, and in no event is the said security to be returned until the Lessee has vacated the premises and delivered possession to the Lessor.

         In the event that the Lessor repossesses itself of the said premises because of the Lessee's default or because of the Lessee's failure to carry out the covenants, conditions, and agreements of the lease, the Lessor may apply the said security upon all damages suffered to the date of said repossession by reason of the Lessee's default or breach. The Lessor shall not be obliged to keep the said security as a separate fund, but may mix the said security with its own funds.

                                   SECTION 24

                                  HOLDING OVER

         24.01 In the event of Lessee herein holding over after the termination of this lease, thereafter the tenancy shall be from month to month in the absence of a written agreement to the contrary, subject to all the conditions, provisions and obligations of this lease insofar as the same are applicable to a month to month tenancy.

                                   SECTION 25

                         REMEDIES NOT EXCLUSIVE; WAIVER

         25.01 Each and every of the rights, remedies and benefits provided by this lease shall be cumulative, and shall not be exclusive of any other of said rights, remedies and benefits, or of any other rights, remedies and benefits allowed by Law.

         25.02 One or more waivers of any covenant or condition by Lessor shall not be construed as a waiver of a further or subsequent breach of the same covenant or condition, and the consent or approval by Lessor to or of any act by Lessee requiring Lessor's consent or approval shall not be deemed to waive or render unnecessary Lessor's consent or approval to or of any subsequent similar act by Lessee.

                                   SECTION 26

                             RIGHT TO SHOW PREMISES

         26.01 The Lessee hereby agrees that for a period commencing one hundred and fifty (150) days prior to the termination of this Lease, the Lessor may show the premises to prospective Lessees, and one hundred and fifty (150) days prior to the termination of this Lease, Lessor may display about said premises the usual and ordinary "For Lease" signs.

                                   SECTION 27

                               ENVIRONMENTAL LAWS

         27.01 Lessor hereby represents and warrants, to the beset of its knowledge and belief as follows:

         (a) To the best of Lessor's knowledge, the premises are and have always been in compliance with all applicable environmental laws.

         (b) There are no pending environmental civil, criminal or administrative proceedings, lawsuits or claims brought by any governmental agency, private party or other entity against Lessor relating to any environmental law.

         (c) Lessor knows of no civil, criminal or administrative proceedings, lawsuits or claims threatened against Lessor by any governmental agency, private party or other entity relating to any environmental law.

         (d) Lessor knows of no facts or circumstances which may give rise to any civil, criminal or administrative proceedings, lawsuits or claims against Lessor by any governmental agency, private party or other entity relating to any environmental law.

             Lessor shall defend and indemnify Lessee from and against all losses, claims, damages, penalties, liabilities, costs (including cleanup costs) and expenses (including reasonable attorney's fees) resulting from any material breach of the foregoing warranties and representations.

         27.02 Lessee, it agents, employees, invitees, sublessees or assignees, shall not do, or cause to be done any work or activity on the Premises, which may cause the Premises, or any parts thereof, to be in violation of any federal, state or local environmental health or safety statute, ordinance, rule, regulation, order or decree, relating to the environment, or imposing liability or standards concerning or in connection with hazardous, dangerous or toxic materials, waste or substances, including any common law theories based on nuisance negligence or strict liability (collectively the "environmental laws"). Lessee shall defend and indemnify Lessor from and against any losses, claims, damages, penalties, liabilities, cost (including clean-up costs) and expenses (including reasonable attorneys' fees) resulting solely form Lessee, its agents, employees, invitees, sublessees or assignees breach or violation of any such environmental laws.

                                   SECTION 28

                              OPTION TO EXTEND TERM

         28.01 Grant of Option Lessee shall be entitled to extend the term of this Lease for one (1) additional period of five (5) years (hereinafter from time to time referred to as the "extension period"), at the rental rate and upon the other terms and conditions set forth in this Section 28.

         28.02 Exercise or Option. The option to extend the term granted in Subsection 28.01 shall be exercised by written notice to Lessor given not less than one-hundred eight (180) days prior to the expiration date of the original term.

         28.03 Adjusted Minimum Net Rental. Lessee's possession of the Premises during the extension period, if any, shall be under and subject to all the terms, covenants and conditions set forth in this Lease, with the exception that the minimum net rental under Section 3 for the extension period shall be adjusted to the fair market rental value of the Premises at the time of commencement of the extension period. Within sixty (60) days following Lessee's notice to Lessor of exercise of its option to extend the term for the extension period. Lessor shall notify Lessee of Lessor's determination of the fair market rental value for such extension period except that, upon request, Lessor shall notify Lessee of such determination at any time during the last twelve months of the term. Lessee shall have fifteen (15) days following receipt of Lessor's determination in which to accept or reject such determination. If Lessee fails to notify Lessor of its rejection of the determination within said fifteen (15) day period, Lessee shall be deemed conclusively to have rejected the rental set forth therein. If Lessee rejects Lessor's determination, and if Lessor and Lessee in good faith cannot agree upon the fair market rental value within fifteen (15) days following Lessee's rejection of Lessor's determination, then Lessor and Lessee shall each select an MAI appraiser within the subsequent ten
(10) days period. Each appraiser must have at least ten (10) years of experience appraising industrial properties in the Metropolitan Detroit area. The two appraisers so selected shall have thirty (30) days in which to determine the fair market rental value of the Premises. Their determination shall be binding; however, if they cannot agree upon the fair market value within said thirty (30) day period, the two appraisers promptly shall jointly select a third appraiser, whose determination shall be made within thirty (30) days and shall be binding upon Lessor and Lessee. In no event, however, shall the minimum net monthly rental rate be less that which is the monthly rental rate in effect for the 85th month of the original term. All of the cost, fees, and expenses of the appraiser designated by Lessee shall be paid by Lessee. All of the costs, fees, and expenses of the appraiser designated by Lessor shall be paid by Lessor. Lessor and Lessee shall each pay one-half of the cost, fees, and expenses of the appraiser designated by the two appraisers designated by Lessor and Lessee.

         28.04 Option Personal to Lessee. The option to extend the term of this Lease set forth in the Section 28 is personal to Lessee, and Lessee itself shall be the occupant of the Premises at the time the option is exercised sand at the time the option period commences. This option shall not be assigned or transferred to any other party in any manner whatsoever.

                                   SECTION 29

                                  MISCELLANEOUS

         29.01 This lease shall be construed and enforced in accordance with the laws of the State of Michigan.

         29.02 If any term or provision of this lease shall to any extent be held invalid or unenforceable, the remaining terms and provision shall not be affected thereby, but each term and provision of this lease shall be valid and enforced to the fullest extent permitted by law.

         29.03 The captions of this lease are for convenience only and are not to be construed as part of this lease and shall not be construed as defining or limiting in any way the scope or intent of the provisions hereof.

         29.04 Whenever herein the singular member is used, the same shall include the plural and the masculine gender shall include the feminine and neuter genders.

         29.05 This lease contains the entire agreement between the parties hereto and previous negotiations leading thereto and it may be modified only by an agreement in writing signed by Lessor and Lessee. Lessor and Lessee hereby expressly declare that no representations have been made other than those expressly set forth herein.

         29.06 It is understood and agreed between Lessor and Lessee that the month of August 1993 shall be free of all base rental charges, except that the Lessee shall be responsible for the payment of all utilities, real estate taxes and insurance premiums including liability insurance and indemnity and fire and extended coverage insurance on the Premises. Lessor shall have full access to the building during month of August 1993 to complete all leasehold improvements. Lessee may have access to premises as of July 15, 1993 to install phone lines, alarm wiring, etc., but in no way shall they interfere or delay the work by Lessor of Leasehold Improvements, Section 1.01 of Lease and enumerated on Exhibit "B" page 1 and 2.

EXHIBIT "A" attached to and made a part of Lease, dated May 13, 1993 by and between KITCHEN INVESTMENT LTD. as Lessor, and JOHN CRANE INC., as Lessee, covering premises located at 23400 Commerce Drive, City of Farmington Hills, Oakland County Michigan.

------------------------------------------------------------------------

LEGAL DESCRIPTION

Part of Lot #43k, "Farmington Freeway Industrial Park No.3", part of the North 1/2 of Fractional Section 30, Town 1 North, Range 9 East, City of Farmington Hills, Oakland County, Michigan (Liber 127, Page 9, Oakland County Records), described as beginning at the Northeast corner of Lot #43 thence S. 0 degrees 05 minutes 37 seconds West, 2446.11 feet; thence North 89 degrees 58 minutes 00 seconds West, 275.00 feet; thence North 0 degrees 05 minutes 37 seconds East,
246.40 feet to the Southerly Right-Of-Way Line of Research Drive; thence along said line South 89 degrees 54 minutes 23 seconds East, 275.00 feet to the Point of Beginning, containing 1.55 acres.

EXHIBIT "B" Page 2 attached to and made a part of Lease, dated May 13, 1993 by and between KITCHEN INVESTMENT LTD., as Lessor, and JOHN CRANE INC., as Lessee, covering premises located at 23400 Commerce Drive, City of Farmington Hills, Oakland County Michigan.

----------------------------------------------------------------------------

LEASEHOLD IMPROVEMENTS

Lessor shall provide the following list of leasehold improvements at his sole cost and expense as per the attached building plan referred as Exhibit "B Page 1",

1.       Replace the existing carpeting throughout the entire facility.

         A. Allowance for carpeting including all material and labor is $13.50 per square yard for all areas except two (2) Managers' Offices and Conference room.

         B. Allowance for carpeting in two (2) Managers' Offices and Conference Room is
                  $15.50 per square yard including all material labor.

2.       Replace ceiling tile where required.

3.       Uniform color of fluorescent lighting throughout.

4. Additional partition walls per the attached floor plan referred to as Exhibit "B" Page 1.

5. Install new kitchen with cabinets, kitchen sink, garbage disposal, refrigerator with automatic ice maker, dishwasher and microwave oven as per attached floor plan referred to as Exhibit "B" Page 1. Kitchen cabinets to be same as those used at existing coffee stations. New kitchen area shall have vinyl floor tile.

6. Install sound insulation in the ceilings of the two (2) Managers' Offices and Conference
         Room.

7. Install field applied vinyl wall covering over existing vinyl wall board in two (2) Managers' Offices and Conference room. Allowance for vinyl wall covering material is $0.70 per square foot.

8. Install cold water hook-up for Lessee's coffee machine at circled location on the attached floor plan referred to as Exhibit "B" Page 1.

9. Box in exposed telephone equipment in existing telephone equipment room.

10.      Repair existing holes in prefab vinyl drywall.

11.      Reseal floors in the warehouse area with a clear sealer.

12. Install additional door in West Wall of Men's Locker Room #33 so as to provide handicap access to Men's Warehouse Restroom #32 from Office area.

EXHIBIT "C" attached to and made a part of Lease dated May 13, 1993 by and between KITCHEN INVESTMENT LTD., as Lessor, and JOHN CRANE INC., as Lessee, covering premises located at 23400 Commerce Drive, City of Farmington Hills, Oakland County Michigan.

Covenants and restrictions recorded August 26, 1960 in Liber 5242, Page 650, Oakland County records.

               FARMINGTON FREEWAY INDUSTRIAL PARK #3 RESTRICTIONS:

         1. Purposes: These restrictions are imposed upon the property to insure proper use and appropriate development and improvement of each building _______ thereof, to protect the owners of building ____ against such improper use of surrounding building sites as will depreciate the value of their property, to guard against the erection thereon of structures built of improper or unsuitable materials to insure adequate and reasonable development of said property; to encourage the erection of attractive improvements thereon, with appropriate locations thereof on building silos to prevent haphazard inharmonious improvements on building sites; to secure and maintain proper setbacks from streets; and in general to provide adequately for a high type of quality of improvement in said property and for the orderly development and efficient maintenance thereof.

         2. Property covered: These restrictions cover all the lots or parcels of property within that part of the North Fractional 1/2 of Section 30, Town 1 North Range 9 East, Farmington Township, Oakland County, Michigan described as beginning at the North 1/4 corner of said Section 30, Thence proceeding North 89 degrees 56 minutes 15 seconds East along the north line of said Section 30,
94.95 feet to a point on the westerly line of the "Farmington Freeway Industrial Park No.1" (recorded in Liber 120, Page 34, Oakland County Records); thence South 00 degrees 05 minutes 37 seconds West along said westerly boundary 2009.60 feet; thence South 00 degrees 08 minutes 25 seconds East continuing along said boundary 559.63 feet to a point on the east-west 1/4 line of Section 30; thence South 89 degrees 59 minutes 45 seconds West along said 1/4 line 95.19 feet to the center of Section 30, Town 1 North, Range 9 West; thence North 89 degrees 58 minutes 00 seconds West continuing along said east-west 1/4 line 1539.12 feet; thence North 01 degrees 22 minutes 30 seconds East 785.96 feet thence North 06 degrees 01 minutes 07 seconds East 802.64 feet; thence North 01 degrees 22 minutes 30 seconds East 390.75 feet; thence North 89 degrees 47 minutes 30 seconds East 638.74 feet; thence North 05 degrees 11 minutes 49 seconds East
201.68 feet; thence North 01 degrees 13 minutes 25 seconds East 459.79 feet to a point on the North line of Section 30; thence North 89 degrees 47 minutes 30 seconds East along said north line 762.81 feet to the point of beginning, said point also being the North 1/4 corner of Section 30 Town 1 North, Range 9 Esat, Farmington Township, Oakland County, Michigan. Said parcel of land containing
85.377 acres more or less and subject to easements of record, lying East of the East right-of-way line of proposed I-275 expressway.

         3.       Plan and Site Approvals:
                  A. No construction of any kind shall be commenced upon any of the lots or parcels of land included within the property covered by these restrictions until a site plan has been submitted and real outlining of any and all buildings and structures including walls and screens and those plans have been approved in writing to Grantor. Further no construction of any kind shall be commenced until plans and specifications of all buildings have been submitted to and approved in writing by the Grantor. Grantor shall have the right to refuse to approve any such plans or specifications, regarding plans, material or color scheme that is not suitable or desirable in their opinion for aesthetic or other reasons.

                  B. In passing upon such plans, specifications, or grading Grantor shall have the right to take into consideration the suitability of the proposed building or other structure to be built on the site upon which it is proposed to erect the name and the harmony as planned in view of the outlook from the adjacent or neighboring properties.

                  C. In reviewing said plans, specifications, grading plans and site plans, Grantor shall, among other things, determine that said plans and specifications meet the minimum express requirements of these restrictions and in addition shall approve or disapprove the proposed location of parking lot, loading and unloading facilities, proposed areas for the storage of materials, location of driveways, and other means of access and landscaping plans in order that said subdivision shall develop in conformity and harmony with other existing structures and uses in the Subdivision and that ultimately the Subdivision will develop into an efficient and attractive industrial park. If a disagreement on the question of suitability and harmony shall arise, the decision of the Grantor shall be final.

                  D. In the event that Grantor has failed to approve or disapprove said plans and specifications within sixty (60) days after they have been submitted, the approval of the Grantor shall not be required; provided, however, that lack of approval by the Grantor shall not waive any express restriction contained herein.

                  E. Grantors, their successors or assigns, shall not be liable in damages to any person submitting plans for approval or to any owner or owners of land covered by this instrument by reason of mistake in judgment, negligence or nonfeasance of itself, its agents or employees arising out of or in connection with the approval or disapproval or failure to approve any plans or specifications.

         4.       Uses permitted:
                  A. It is understood that the property covered herein is to be developed for industrial for industrial use and may, upon written approval of the Grantor of specific parcels, be used for commercial, business, office or retail use. No building for such use or uses shall be constructed without approval in writing by Grantor.

                  B. Recognizing the necessity for the removal of scrap and trash from an industrial subdivision, the Grantor may designate a trash collection station upon a lot or parcel within the area covered by these restrictions to serve this industrial subdivision and the Farmington Freeway Industrial Park Subdivisions No. 1 and 2 which adjoin this subdivision upon the east. Grantor may also designate a weigh station for trucks upon any parcel or lot contained within said property.

                  C. The Grantor reserves the power to approve a location or locations for Helipads or Heliport use. Which use shall allow construction of storage of (inside or outside), repair and maintenance of, servicing with petroleum products, fuel and other activities connected with aircraft. Such use shall require the written approval of Grantor.

                  D. The Grantor hereby reserves the right and authority to permit or deny the owner(s) or assigns of the property covered herein the right to use parcels for public or private streets or highways. Permission for such use must, prior to commencement of construction of such streets or highways, be obtained in writing from Grantor.

                  E. No noxious or offensive trade or activity shall be carried on, nor shall anything be done on property located in the subdivision which may be or borders on annoyance or nuisance to the said area hereby restricted by reason of noxious, offensive, unhealthy and harmful odors, (fumes, dust, smoke, waste, noise or vibration beyond that normally and reasonably expected in a light industrial area.

                  F. The following specifications uses shall not be permitted:
                           (1)      Asphalt or tar manufacturing or refining.
                           (2)      Manufacture of gas, coke, or coal tar
 products.
                           (3)      Slaughtering of animals for the reduction
 or recovering of products
from dead animals or animals of offal or garbage.
                           (4)      Blast Furnaces.
                           (5)      Petroleum refining or other similar
 factories or uses.
                           (6)      Auto wrecking, salvage yards, junk yards,
 storage or baling of waste or
scrap paper, rags, scrap metals, bottles or junk except as provided in paragraph
4-B hereof.
                           (7)      Central mixing plant for asphalt, mortar,
 plaster or concrete, except as
may be required in connection with paving of roads or other reconstruction within the subdivision.
                           (8)      Heavy stamping plant or foundry, unless
 designed to the satisfaction of
                                    and approved in writing by Grantor.

                  G. All manufacturing operations shall be carried on within fully enclosed buildings and no outside activities shall be carried on except the parking of motor vehicles, the loading or unloading of motor vehicles and the storage of materials within the restrictions provided for herein, without the approval of the Grantor.

         5. Building Construction: All buildings shall have exterior facing of Architectural approved materials such as: face brick, concrete block, architectural concrete, steel or aluminum factory finished panels, and glass.
All exterior treatment must be approved by the Grantor. All sides of any building facing upon a public street or a public highway must be treated with finished material. Finished materials are defined as face brick, glass, ornamental stone or other decorative material and shall not include concrete or cinder block, unless such blocks are designed or arranged with appointments and specifically approved in writing by Grantor, Metal or preengineered buildings shall have a masonry wainscot to a minimum of 5 minutes 0 seconds above finished grade, unless otherwise approved in writing by Grantor. In the event of dispute as to whether or not a particular material qualifies as "finish material" the decision of the Grantor shall be final. All exposed concrete block or metal must be painted or varnished within sixty (60) days from the date of occupancy except those materials not normally painted or those materials which have been pre-finished. All buildings shall be constructed in accordance with applicable codes and ordinances of local governmental bodies but shall in addition be constructed with high quality materials and in a manner so as to have the ability to withstand the normal causes of deterioration with normal maintenance procedures. No used material shall be incorporated within any building without the express permission of the Grantor. No structure, covering garage, barn or other outbuilding of a temporary nature shall be situated, erected or maintained on any parcel of the subject property, but this shall not apply to construction building or storage facilities used in the course of construction of any permanent building.

         6.       Building setbacks and greenbelts:
                  A. No building shall be located nearer to any front street right-of-way line that fifty (50) feet therefrom; provided, however, that this setback may be reduced to not less than thirty-live feet (35) by the Grantor. This setback shall be primarily maintained as a greenbelt. If a disagreement arises as to the definition of "front street" the decision of the Grantor shall prevail. No uses shall be made of said property except for driveways, walks, or other means of access to the interior of the property and for a minimum amount of parking for visitors. The amount of such parking and its location and the
location  and   specifications   for  driveways,   walks,   or  other  permitted
improvements must be approved by the Grantor prior to commencement of construction. The front yard setback can be used for public utility purposes which shall be placed underground. However, parking shall be allowed on side street setbacks provided it is approved in writing by the Grantor and provided that a greenbelt shall be maintained between the road right-of-way and the parking surface. The width of such greenbelt shall be set by the Grantor in the site plan approvals.

                  B. No building shall be located nearer to any side street right-of-way line than twenty-five (25) feet therefrom; provided, however, that this setback requirement may be reduced to not less than fifteen (15) feet by written approval of Grantor.

                  C. The portion of the described setback not occupied by permitted improvements constructed in accordance with plans approved by the Grantor, must be landscaped with lawn, shrubbery, trees bushes, vines or suitable plants, detailed plans of which must be approved by the Grantor. All owners, lessees, tenants or users of any parcel in this subdivision must maintain such landscaping in a condition so as to prevent a pleasing appearance.

                  D. No building shall be constructed nearer than ten (10) feet from any side or rear property line. The area within side and rear setbacks may, however, be used for loading and unloading or the parking of motor vehicles and for open storage if approved in writing by Grantor.

         7. Fence: No fence of any kind shall be constructed within the setback described in Paragraph 6A. Where fences are erected they shall be of the "Cyclone" or other metal type and shall not be higher than eight (8) feet unless approved in writing by the Grantor. Fences shall not be of the obscuring "wall" type unless required by these restrictions or unless specifically approved by the Grantor.

         In the case of open storage, the Grantor is hereby granted the power to require an obscuring type fence to shield any open storage. The type of material for such fence shall be set by the Grantor.

         8.       Signs:
                  A. The number, location, size, construction and lighting of all signs whether temporary or permanent, to be erected upon any lot or parcel within area covered by the restrictions must have, prior to erection, written approval of the Grantor. No billboards or other advertising signs other than those identifying the names, business and products of the person or persons occupying the premises shall be permitted without the specific written approval of the Grantor.

                  B.. No signs of any kind shall be erected within forty (40) feet of the east right-of-way line of the I-275 Freeway bordering the westerly boundary of this property, without the express prior written approval of the Grantor. The Grantor reserves the right to erect signs of his own, or his assigns, within said forty (40) foot area and reserves an easement over said area for said purpose and an easement over all parcels adjoining the proposed I-275 Freeway for reasonable access to that forty (40) foot area for the purpose of constructing, removing , repairing or maintaining any signs erected thereon. This paragraph shall not apply to that parcel adjoining proposed I-275 Freeway and conveyed by the Grantor to the Minnesota Mining and Manufacturing Company.

                  C. The Grantor reserves the right to standardize all signs to be erected within the area covered by these restrictions by any contractors or sub-contractor and/or to indicate the name of the proposed occupant of a building under construction and/or to indicate a building which is for sale, rent or lease. The Grantor shall have the right to specify the size, shape, color and design of all such signs and to limit the information appearing on such signs. The Grantor has the right to remove signs, which in his opinion are in poor repair, from lots owned by others than the Grantor.

         9.       Parking areas and loading zones:
                  A. Each owner must provide adequate off street parking facilities so as to eliminate any necessity for the parking of vehicles upon the public streets within this Subdivision. No parking shall be permitted within the setback provided in Paragraph 6A, except visitor parking or as approved in writing by the Grantor. Grantor has authority to consider topography and other hardships in limiting or granting front yard parking.

                  B. Location and adequacy of all parking areas shall be determined and approved by Grantor in connection with its review of the site plans. The Grantor shall take into consideration the intended use of the premises, and their suitability for other uses in determining the adequacy of the proposed parking arrangements. In general, each premises shall provide off street parking for its employees (at least one space for every two employees in the largest expected working shift) and adequate parking for visitors.

                  C. Loading and unloading areas shall be afforded and designed in such a manner as to permit the pickup and delivery of materials from the site by motor vehicles consisting of normal tractor and semi-trailer types without the necessity of any maneuvering being done on public streets. No loading or unloading docks shall face any public street without the express approval of the Grantor. A suitable screening or obscuring well shall be provided so that said operations are not readily visible from the public thorough fare if required by Grantor.

                  D. All driveways, walks, parking areas and loading areas shall be paved with concrete, asphalt or other hard surface material.

         10.       Outdoor Storage:
                  A. Outdoor storage of equipment, raw materials, semi-finished or finished products may be permitted by the Grantor under such conditions as it shall deem necessary to prevent nuisance or other adverse conditions, only when such outdoor storage is necessary and incidental to the operations being carried on in the building located upon the site. No storage shall be permitted on the setback required by Paragraph 6 and all storage shall be shielded by fence or landscaping so as to effectively screen the view of such storage area from public streets and adjoining properties.

                  B. No waste materials, rubbish, or discarded matter of any kind shall be permitted to be stored in open areas except in containers approved by the Grantor, and beyond a time reasonably required to arrange for removal..

         11.      Maintenance of property-maintenance fees:
                  A. All owners of property in this subdivision shall maintain all buildings, landscaping, fences, drives, parking lots, or other structures located upon said property in good and sufficient repair and shall keep such premises painted, lawns cut, shrubbery trimmed, windows glazed and otherwise maintain the property in an aesthetically pleasing manner and in the condition approved by the Grantor, reasonable wear and tear excepted.

                  B. Any structure, planting or driveway or parking lot service which is damaged by the elements, by vehicles or from fire or any other cause shall be repaired as promptly as the extent of damage will permit.

                  C. Buildings within this subdivision which should happen to be vacant for any reason, shall be kept locked and the windows shall be glazed in order to prevent the entrance thereto by vandals.

                  D. In the event of the violation of any of the restrictions set forth in this paragraph, the Grantor or its succumbers of interest shall have the right to go upon the property to eliminate nuisance conditions, to mow lawns or trim shrubbery or to remove signs or do anything necessary to maintain the aesthetic standards of the subdivision for the benefit of other property owners and the cost of any such work shall be enforceable in the manner provided by law.

                  E. Each lot owner of any parcel or lot heretofore or hereafter sold, transferred or conveyed by the Grantor within the area covered by these restrictions, shall pay to the Grantor or its successor in interest an annual maintenance charge which charge shall become due and payable annually in advance on the first day of January in each year, beginning with January 1, 19______. The maintenance fund may be used for improving and maintaining roadways and entranceways to the subdivision, for planting trees and shrubbery and the care of garbage, ashes and rubbish, for employing watchmen, for caring for vacant property, insurance, maintenance of helio area, or for doing any other thing necessary or advisable in the opinion of the Grantor for keeping this property neat or in good order.

                  F. The maintenance charge shall be computed at the rate of Twenty Five ($25.00) dollars for each acre or part thereof included within the property owned by each lot owner. The amount of the maintenance charge may be adjusted from time to time by the Grantor or its successor in interest, as the needs of the subdivision may require, but shall not be increases in excess of Fifty ($50.00) dollars per acre or part thereof without the consent in writing of the property owners of not less than fifty-one (51%) percent of the total area of all lots included within the subdivision.

         12.      Easements:
                  A. Easements and rights-of-way are hereby reserved by the Grantor in an over a strip of land ten feet in width along all rear, front and side lot lines, wherever it may be deemed necessary for the installation or maintenance of telephone or electric poles, lines or conduits or sewer, gas lines or water mains, for drainage purposes, or for the use of any other public utility deemed necessary or advisable by the Grantor. The use of all or a part of such easements and right-of-way may be granted or assigned at any time hereafter by the Grantor to any person, firm, governmental unit or agency or corporation furnishing any such service or such easements may be released by the Grantor to the property owner involved should Grantor determine the easement is necessary.

                  B. There shall be no access to or from the property covered by these restrictions from the property adjacent and South or Southerly from said property without the specific written approval of the Grantors herein, which approval the Grantor reserves the power to give or deny. No public or private road shall be constructed or allowed to exist from the properties covered hereby to properties to south or southerly of this property without such written approval. No owner of any parcel shall have the right to dedicate or grant to any public body any easement or road-way from this property to the area to the south or southerly of this property without such specific written approval.

         13. Grantor may at any time assign all or part of its rights and responsibilities hereunder to an association, incorporated or unincorporated, of the lot owners of said subdivision. At such times as the Grantor no longer has interest in any property contained within the subdivision, Grantor shall upon request of the majority of the acreage owners make such assignment. Any such assignment shall be in writing and shall be recorded in the office of the Register of Deeds of Oakland County, Michigan.

         14. Each of the conditions, covenants, restrictions, and reservations set forth above shall continue and be binding upon the Grantor and upon their successors and assigns and upon each of them and all parties claiming under them until January 1, 1980, and shall automatically be continued thereafter for successive periods of ten (10) years each. From and after January 1, 1980 the owners of seventy-five (75%) per cent of the fee simple of the property subjected to this restrictive covenant, based on the number of square feet owned as compared to the total area restricted, may release all or any part of the land so restricted from any one or more of said restrictions or may change or modify any one or more of said restrictions by executing and acknowledging an appropriate agreement or agreements in writing for such purposes and filing the same for record in the office of the Register of Deeds, Oakland County, Michigan. Any change in restrictions shall not operate to prohibit any use theretofore carried on lawfully and in accordance with these restrictions with respect to any party not joining in the execution of said amendment.

         15. It is specifically provided, and the acceptance by any person of title on any of the lots included within the subdivision shall constitute the agreement of such person, that in the event of disagreement is to the precise meaning of any term contained herein that the interpretation of the Grantor, or its successor in interest, including the association provided for in Paragraph 13 hereof, shall be final. It is specifically provided and agreed that the usual rule requiring such documents shall not apply to the restriction..

         16. The covenants set forth herein shall run with the land and bind the present owner, its successors and assigns and all parties claiming by, through or under it shall be taken to hold, agree and covenant with the owner of said building site, its successors and assigns and with each of them to conform to and observe said restrictions as to the use of building sites and the use and construction of improvements thereon. Grantor or the owner or owners of any of the above land shall have the right to sue for the observance of the restrictions above set forth, in addition to ordinary legal action for damages, and the failure of Grantor and the owner of any other lot or lots or building site restricted hereby to enforce any of the restrictions deemed to be a waiver of the right so to do as to any subsequent violation.

EXHIBIT 10.7



 Overpayments will be credited to your account and you will pay any underpayments within 30 days of the date of the Landlord's final statement.
          On November l, 1996, Tenant is to post a security deposit of $21,037,50 in the form of cash. Landlord will invest same in a Certificate of Deposit, with interest being paid to Tenant.
          It is further agreed -that this lease agreement is subordinate to any mortgages on the property. Tenant agrees to provide Estoppel Certificates, if required by Landlord. If for any reason we find it necessary to litigate any issue, it is agreed that both of us waive our right to a trial by jury. If, at any time prior to the termination of this Lease, any senior interest holder or any other person or the successors or assigns of the foregoing (collectively referred to as "Successor Landlord") shall succeed to the rights of Landlord under this Lease, Tenant agrees, at the election and upon request of any such Successor Landlord, to fully and completely attorn to and recognize any such
 Successor Landlord, as Tenant's Landlord under this Lease upon the then executory terms of this Lease; provided such Successor Landlord shall agree in writing to accept Tenant's attornment and shall assume all of Landlord's obligations under this Lease.
          Notwithstanding anything to the contrary contained herein it is agreed that you will look only to Landlord 's interest in 450 Park Avenue (or the proceeds thereof) for the satisfaction of Tenant's remedies for the collection of a judgment (or other judicial process) requiring the payment of money by landlord in the event of any default by Landlord hereunder, and no other
 property  or  assets  of  Landlord   or  its   agents,   directors,   officers,
 shareholders, partners or principals (disclosed or undisclosed) shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to this lease, the relationship of Landlord and Tenant hereunder or under law or Tenant's use or occupancy of the Subject Premises or any other liability of Landlord to Tenant.
          The parties agree that neither party shall be liable to the other to the extent of a recovery for any loss suffered which is covered by an insurance policy carried by the party suffering the loss and for which recovery is available. The parties agree to attempt to obtain waivers of subrogation from the respective insurance companies. Landlord and Tenant represent that in the negotiation of his Lease they dealt with no broker or brokers other than J. Everett Hill of Peter Sharp & CO., Inc. (whose commission or other compensation shall be paid by Landlord) and Alan Grossman of The Georgetown Group, Inc. (whose commission or other compensation shall be paid by Landlord) Landlord and Tenant hereby agree to indemnify and hold the other part; harmless from and against any and all claims, liabilities, suits, costs and expenses including, reasonable attorneys fees and disbursements arising out of any inaccuracy or alleged inaccuracy of the above representation. Landlord shall have no liability for any brokerage commissions arising out of a sublease or assignment by Tenant. The provisions of this Article shall survive the expiration or Sooner termination of the Lease.

                                                       - 3 -
          During the term of this Lease, Landlord shall, at Landlord's expense, provide heat, light, cleaning, water, rubbish removal and air conditioning to the Premises in accordance with building standards.

All notices are to he sent by Certified Mail, Return Receipt Requested. If to Landlord, such notice is to be addressed to: 450 Park Avenue Associates c/o Peter Sharp & Co., Inc., 1370 Avenue of the Americas, New York, New York 10019. If to Tenant, such notice is to be addressed to: Top Source Technologies, Inc., 450 Park Avenue, New York, New York 10019, Attn: Stuart Landow. Landlord warrants and represents that it is the owner of the subject premises and is free to enter into this Lease.

          The submission by Landlord to Tenant of this Lease in draft form shall be deemed submitted solely for Tenant's consideration and not for acceptance and execution. The submission by Landlord of this Lease for execution by Tenant and the actual execution and delivery thereof by Tenant to Landlord shall have no binding force and effect unless and until Landlord shall have executed this Lease and a counterpart thereof shall have been delivered to Tenant.
        If at a future date it is found to be necessary, we agree to negotiate and execute a long form Lease which is mutually agreeable to both sides.

          Tenant is to have the right to sublease the Premises with the Landlord's consent which is not to he unreasonably withheld. However, any net profits are to be shared equally between Tenant and Landlord within 5 days of receipt by Tenant.
          Should Tenant fail to vacate the Premises on the Expiration Date and there has been no agreement as to an extension, the total amount of the Rent and Additional Rent will double, commencing on the date following the Expiration Date.
       Tenant is responsible for the immediate bonding and/or removal of any liens placed on the building by any of the Tenant's contractors.

                                                       - 4 -
                                Very truly yours,
 Jerome L.Greene
 General Partner
 450 PARK AVENUE ASSOCIATES ("Landlord")

Jerome L.Greene
------------------------------------------------------------------

          If you are in agreement with the above, please sign each of the four copies of this letter and return them to the undersigned for counter-signature along with a check in the amount of $7,012.50, which represents the Rent for the first month. We will return two fully executed copies of this letter to you. JLG/ck Enclosures
 ACCEPTED AND AGREED TO:
 TOP SOURCE TECHNOLOGIES, INC. ("Tenant")
 By:.
  Title     CFO            4/2/96