Form 10-K/A
period 1996-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1997-01-28
CIK 800055

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A No. 1

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE


         None


                                                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                             BOARD OF DIRECTORS

      The Company's by-laws provide that the Board of Directors shall consist of no less than three and no more than nine members, with the actual number to be established by resolution of the Board of Directors. The current Board of Directors has by resolution established the number of directors at nine. There is currently one vacancy with the resignation of Arthur Kirsch in December 1996. The Company's Directors serve three-year terms with three Directors elected each year.

                                                         Board of Directors

---------------------------- -------- --------------------------- ---------------- ----------------- ---------------
Name                           Age          Position with
                                               Company                 Since             Term            Ending
---------------------------- -------- --------------------------- ---------------- ----------------- ---------------
Stuart Landow(1) (4)           50     President (Chief                 1990          Three Years          1997
                                      Executive Officer) and
                                      Chairman of the Board of
                                      Directors
---------------------------- -------- --------------------------- ---------------- ----------------- ---------------
Christer Rosen(4)              45     Executive Vice President,        1987          Three Years          1997
                                      Secretary and Director
---------------------------- -------- --------------------------- ---------------- ----------------- ---------------
David Natan                    43     Vice President of Finance        1995          Three Years          1997
                                      (Chief Financial
                                      Officer), Treasurer and
                                      Director
---------------------------- -------- --------------------------- ---------------- ----------------- ---------------
Ronald P. Burd(2)(3)           50     Director                         1992          Three Years          1999
---------------------------- -------- --------------------------- ---------------- ----------------- ---------------
Carlton S. Joyce               66     Director                         1993          Three Years          1998
---------------------------- -------- --------------------------- ---------------- ----------------- ---------------
Paul F. Moore(1)(3)(4)         70     Director                         1993          Three Years          1999
---------------------------- -------- --------------------------- ---------------- ----------------- ---------------
Mani A. Sadeghi(1)(3)          33     Director                         1993          Three Years          1998
---------------------------- -------- --------------------------- ---------------- ----------------- ---------------
Clinton D. Lauer(2)(3)         70     Director                         1994          Three Years          1999
---------------------------- -------- --------------------------- ---------------- ----------------- ---------------


(1)   Member of the Nominating Committee
(2)   Member of the Audit Committee.
(3)   Member of the Compensation Committee.
(4)   Member of the Executive Committee.


                          TOP SOURCE TECHNOLOGIES, INC.
                       ANNUAL REPORT ON FORM 10-K/A No. 1

 Stuart Landow - Mr. Landow has been President, Chief Executive Officer and a member of the Board of Directors of the Company since July 27, 1990, and Chairman of the Board of Directors since October 2, 1991. As Chairman, President and Chief Executive Officer of the Company, Mr. Landow is responsible for the overall management of the business, with an emphasis on business strategy and long term planning. Mr. Landow introduced the oil analysis concept to the Company and devotes a significant amount of time to project management of On-Site Analysis, Inc., whose name changed to Top Source Instruments, Inc. ("TSI"), and to the development and marketing of On-Site Analyzers. In addition, Mr. Landow introduced the licensing through MIT of the ARCS technology, and of the EFECS Technology which was subsequently sold by the Company in 1995. Presently, Mr. Landow's primary efforts are being concentrated on the development of contractual relationships for the marketing of the Company's present products and technologies with industrial partners, and on communications with analysts, brokers and others. Additionally, Mr. Landow concentrates on utilizing his contacts with the automobile industry and others for the purpose of learning about and obtaining new technologies for the Company.

In December 1996, the Board of Directors determined that it would best serve stockholder interests to augment top management by retaining the services of an additional executive as Chief Executive Officer, or in some other capacity, to work with Mr. Landow in executing the Company's business plan. The Company's search for this executive is continuing. For a discussion of certain payments and other benefits to which Mr. Landow may be entitled if his responsibilities and duties are materially diminished if and when such a new executive is retained, see "Executive Compensation Agreements" in this section.

Christer Rosen - Mr. Rosen has been Executive Vice President and Secretary of the Company and a director since 1987. From 1995 to September 1996, Mr. Rosen was appointed President of Top Source Automotive, Inc. ("TSA") and in September 1996 was appointed officer in charge of both the TSI and TSA subsidiaries. Mr. Rosen was responsible for bringing the Overhead Sound System to the Company. Mr. Rosen is the only original member of the management team which founded the Company.

David Natan - Mr. Natan joined the Company in June of 1995 and brings nearly 20 years of management and analytical experience to his responsibilities as Vice President and Chief Financial Officer of the Company. Prior to joining the Company, from November 1992 through June 1995, Mr. Natan was Chief Financial Officer of MBf USA, Inc., which is a NASDAQ listed subsidiary of MBf Holdings Berhad, a four-billion-dollar multi-national conglomerate. From August 1987 through October 1992, Mr. Natan was Treasurer and Controller for Jewelmasters, Inc., an American Stock Exchange listed company. Mr. Natan is a Certified Public Accountant licensed in the State of Florida since 1987. In January 1996, Mr. Natan became a Director of IMX Corporation ("IMX") in Boca Raton, Florida. IMX is a NASDAQ listed distributor of pharmaceutical products.

Ronald P. Burd - Mr. Burd has been a director of the Company since March 1992. From 1984 through the present, Mr. Burd has been President and Chief Executive Officer of the Devereux Foundation. Devereux, founded in 1912, is a nationwide, private, not-for-profit organization that treats individuals of all ages who have a wide range of emotional disorders and/or developmental disabilities. Headquartered in Devon, Pennsylvania, Devereux operates residential, day and community-based treatment programs located in 13 states and the District of Columbia.

Carlton S. Joyce - Mr. Joyce was appointed a director of the Company in September 1993. From 1974 to 1993, Mr. Joyce was Chairman of a major oil analysis laboratory, Spectro/Metrics, Inc. ("SMI") in Atlanta, Georgia, which the Company acquired in July 1993. Mr. Joyce is now Director of Technology spearheading for concept and development of the On-Site Analyzer for broader application.


Clinton D. Lauer - Mr. Lauer was appointed a director of the Company in March 1994. From January 1992 to present, Mr. Lauer has been President of Lauer and Associates, a consulting firm working with automotive supplier companies. From 1987 to January 1992, Mr. Lauer held the position of Vice President, Purchasing and Supply with Ford Motor Company. In January 1992 he retired from the Ford Motor Company after 36 years with that company.

                          TOP SOURCE TECHNOLOGIES, INC.
                       ANNUAL REPORT ON FORM 10-K/A No. 1


Paul F. Moore - Mr. Moore was appointed a director of the Company in September 1993. Currently, Mr. Moore is President and CEO of P.F. Moore & Associates, a consulting engineering company. From 1991 to 1994, Mr. Moore was President of Advanced Vehicle Concepts, a Michigan based company which builds prototype vehicles. From 1986 through 1991, Mr. Moore was chief executive officer of American Professional Services which was later acquired by First Technology PLC of Great Britain. Mr. Moore spent 25 years as a senior executive with Chrysler Corporation and retired from Chrysler in 1981.


Mani A. Sadeghi - Mr. Sadeghi was appointed a director of the Company in September 1993. Mr. Sadeghi is currently group president for a specialty financial service business at AT&T Capital Corporation. From October 1994 to October 1996, Mr. Sadeghi was Vice President of Corporate Development for AT&T Capital Corporation. From 1992 to October 1994, Mr. Sadeghi had been Director of Strategic Planning and Business Development at G.E. Capital Corp. From 1988 to 1992, Mr. Sadeghi was a management consultant with Bain & Company located in San Francisco where he provided strategic consulting services to his clients. Mr. Sadeghi is the brother-in-law of Mr. Charles Ganz, the President of Ganz Capital which is the beneficial owner of approximately 10.2% of the Company's common stock.


Non-Director Executive Officers

Richard J. Ragan - Mr. Ragan was appointed Chief Executive Officer of Top Source Instruments, Inc. ("TSI") in October, 1996, which consists of the Company's On-Site Analyzer (OSA) product line. Mr. Ragan is responsible for the day to day leadership of the TSI staff, setting the direction of the company, providing the vision for the future and overall profitability of the group. Prior to joining TSI, Mr. Ragan was employed by AVL North America, Inc. from 1992 to 1996 and from 1993 to 1996, Mr. Ragan was President and Chief Executive Officer. From 1986 to 1992, Mr. Ragan was the Marketing Manager for Sverdrup Technology, Inc., a subsidiary of the Sverdrup Corporation responsible for business development and customer advocacy primarily in the automotive markets.

Dennis K. Littleworth - Mr. Littleworth was appointed Vice President and General Manager of Top Source Automotive, Inc. ("TSA"), in April 1996, and was promoted to President in October 1996. Mr. Littleworth is responsible for directing the overall operations of TSA. Prior to joining the Company in 1996, Mr. Littleworth was employed by United Technologies Corporation for twenty-one years in a variety of managerial positions. From October 1994 through February 1996, Mr. Littleworth was Director of Manufacturing Interiors for United Technologies Automotive, Inc. (UTA). From December 1989 through September 1994, Mr. Littleworth was General Manager of UTA's Engineered Elastomer Products unit.



ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth certain summary information concerning the compensation awarded to, earned by, or paid to the Chief Executive Officer and the other four most highly compensated executive officers of the Company whose combined salary and bonus for the fiscal year ended September 30, 1996 exceeded $100,000 (collectively, the "Named Executive Officers") for the years indicated.

                          TOP SOURCE TECHNOLOGIES, INC.

                       ANNUAL REPORT ON FORM 10-K/A No. 1

                                                                         SUMMARY COMPENSATION TABLE
                             ----------- ================================================= ---------------------------------
                                                                                Long Term Compensation
                            Annual Compensation                       Awards                          Payouts
                                                                       ---------------------------------------
===================== ----------- ---------------

     (a)               (b)         (c)        (d)         (e)           (f)           (g)                (h)            (i)
====================  ----------- --------------- ---------------- ---------------- ---------------- --------------- ------==

                                                                                      Securities
                                                       Other Annual                   Underlying                      All Other
Name and Principal                                     Compensation  Restricted       Option/SARS       LTIP        Compensation
Position              Year      Salary($)   Bonus($)    ($)(1)         Stock            (#)                            ($)(2)
                                                                      Awards(s)($)                     Payouts($)

===============      ----------- --------------- ---------------- ---------------- ---------------- --------------- -------------

Stuart Landow         1996     $211,200    $238,5356)    $14,300    $   0 (3)              $0                 $0         $33,002
President             1995     $202,794    $189,688(5)   $ 7,200        0                  $0                 $0         $14,213
(CEO)                 1994     $218,000    $151,378(4)   $ 7,550    $   0                  $0                 $0         $21,105


=================== -------    ---------   -----------   -------  ---------------- --------------- -------------   --------------

Christer Rosen        1996     $200,560     $ 25,000     $19,592   $   0(7)               $0                 $0         $ 7,837
Executive VP          1995     $180,940     $ 25,000     $14,064   $   0                  $0                 $0         $ 4,419
                      1994     $177,733     $      0     $11,538   $231,250(8)            $0                 $0         $ 3,039

---------------------------- ----------- --------------- --------  --------------- --------------- --------------  ---------------
David Natan           1996     $125,000    $  25,000     $10,914   $   0            $ 10,000                 $0
Vice President of     1995         N/A         N/A           N/A      N/A               N/A                  N/A         $5,448
Finance and Treas.    1994         N/A         N/A           N/A      N/A               N/A                  N/A            N/A
(CFO)                                                                                                                       N/A
---------------------------- ----------- --------------- --------  ---------------- ---------------- -------------  --------------

Carlton S. Joyce      1996     $216,612   $      0       $11,649    $  0                 $0                   $0         $4,000
Director - Product    1995     $200,000   $      0       $ 9,811    $  0                 $0                   $0         $    0
Technology            1994     $207,692   $      0       $   385    $  0                 $0                   $0         $4,667

 --------------------------- ----------- --------------- --------  --------------------------------   ------------- --------------
 Steven Ludmerer(9)   1996     $103,266   $      0       $ 8,500    $  0           $100,000                   $0         $  617
 President            1995           N/A        N/A          N/A                      N/A                    N/A            N/A
 Petrochemical Group  1994           N/A        N/A          N/A                      N/A                    N/A            N/A

 --------------------------- ----------- --------------- ---------- ----------   ------------------   ------------- ---------------


                          TOP SOURCE TECHNOLOGIES, INC.
                       ANNUAL REPORT ON FORM 10-K/A No. 1


(1) Amounts consist principally of automobile allowances paid by the Company. In the case of Mr. Rosen, the amounts for 1996, 1995 and 1994 also include $8,792, $4,407 and $4,338 in club membership dues paid by the Company, respectively.

(2) These amounts, as follows, represent group term life insurance premiums paid by the Company, the Company's match of the Retirement Salary Saving Plan - 401(k) and reimbursement of out-of-pocket medical, dental, etc. expenses not covered by the Company's insurance:

                (a) The 1996  group  term life  insurance
                    premiums was as follows: Mr. Landow $7,239, Mr. Rosen $5,066, and Mr. Joyce $4,000.

                (b) The 1996 employer match of the Retirement Salary Savings
                    Plan - 401(K) was as follows: Mr. Landow $2,840,
                    Mr. Rosen $1,556 and Mr. Natan $1,782.

                (c) The 1996 reimbursement of out-of pocket medical, dental, etc. not covered by the Company's insurance was as follows: Mr. Landow $22,923, Mr. Rosen $1,215 and
                    Mr. Natan $3,666.


(3) At September 30, 1996, Mr. Landow owned 481,300 shares of restricted stock. The value of the restricted stock is $2,256,094, based on $4.6875, the closing stock price of the Company's common stock on the American Stock Exchange at September 30, 1996. Although the Company does not anticipate declaring a dividend, if one is declared, dividends will be paid on restricted stock. Also in prior years, Mr. Landow had deferred vesting of 100,000 shares that were granted to him in 1990. In July 1996, Mr. Landow agreed to the full vesting of the 100,000 shares.


(4) In fiscal 1994, Mr. Landow was paid $151,378 in incentive compensation equaling 1% of net sales.

(5) In fiscal 1995 , Mr. Landow was awarded, an incentive compensation payment of 1% of net sales. This amount totaled $189,688 of which $163,037 had been paid at fiscal year-end and $26,651 was accrued.

(6) In fiscal 1996, Mr. Landow was paid $238,535 in incentive compensation payments which are based on a % of net sales as defined in his employment agreement, included in these payments is $27,568 which is directly related to the sale of the United Testing Group, Inc. assets .


(7) At September 30, 1996, Mr. Rosen had an aggregate of 340,000 shares of restricted stock. The value of the restricted stock is $1,593,750 based on $4.6875, the closing stock price of the Company's common stock on the American Stock Exchange at September 30, 1996. Although the Company does not anticipate declaring a dividend, if one is declared, dividends will be paid on restricted stock.

(8) The aggregate value of these shares of restricted stock was based on the closing sales price of the Company's common stock on the date of vesting (50,000 shares at $4.625). The 50,000 shares vested on January 1, 1994.

(9) Mr. Ludmerer resigned in December 1996.

                          TOP SOURCE TECHNOLOGIES, INC.
                       ANNUAL REPORT ON FORM 10-K/A No. 1

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               SEPTEMBER 30, 1996

                                                                                           Potential Realizable Value at Assumed
                                                                                           Annual Rates of Stock Price Appreciation
                            Individual Grants                                              for Option Term (1)
______________________________________________________________________________________     ________________________________________


(a)           (b)                 (c)                    (d)                   (e)                  (f)                   (g)
------------------------ ----------------- --------------------- ---------------------- -------------------- ---------------------

             Number of       % of Total
             Securities      Options/SARs
             Underlying      Granted to
             Options/SARs    Employees in        Exercise or Base
Name         Granted (#)     Fiscal Year          Price ($/Sh) are      Expiration Date               5% ($)             10% ($)
------------------------ ----------------- --------------------- ---------------------- -------------------- ----------------------

Stuart Landow       0              N/A                    N/A                   N/A                  N/A                   N/A

Christer Rosen      0              N/A                    N/A                   N/A                  N/A                   N/A

David Natan      10,000            1.94                  7.75               12/13/2005             48,739(2)           $123,515(3)

Carlton S. Joyce    0              N/A                    N/A                   N/A                  N/A                   N/A

Steven Ludmerer 100,000            19.4                 6.4375             1/31/2006(6)           404,851(4)          $1,025,972(6)
------------------------ ----------------- --------------------- ---------------------- -------------------- ---------------------

(1) The values shown are based on indicated assumed annual rates of appreciation compounded annually through the applicable expiration date. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall market conditions. There can be no assurance that the values shown on this table will be achieved.
(2)       Represents an assumed market price per share of common stock of $12.62.
(3)       Represents an assumed market price per share of common stock of $20.10.
(4)       Represents an assumed market price per share of common stock of $10.49.
(5)       Represents an assumed market price per share of common stock of $16.70.
(6) Mr. Ludmerer resigned in December 1996 and the 100,000 options which were granted to him had not vested.
          Therefore, these options have expired.




                          TOP SOURCE TECHNOLOGIES, INC.
                       ANNUAL REPORT ON FORM 10-K/A No. 1

The following table sets forth certain information with respect to the exercise of options to purchase common stock and SARs during the fiscal year ended
September 30, 1996, and the unexercised options held and the value thereof at that date, by each of the Named Executive Officers.

                                                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                            AND FISCAL YEAR-END(1) OPTION/SAR VALUES
-------------- ------------------- ---------------- ----------------------------------------- ------------------------------------
(a)                    (b)                (c)                             (d)                                       (e)
-------------  ------------------- ---------------  ----------------------------------------- -------------------------------------
                                                       Number of Securities Underlying          Value of Unexercised In-the-Money
                                                         Unexercised Options/SARs at                       Options/SARS
                                                            Fiscal Year End (#)                  at Fiscal Year End ($) (2)

-------------- ------------------- --------------- ---------------- ------------------------ --------------- ----------------------
                  Shares Acquired
                    on Exercise      Value Realized
Name                  (#)(1)             ($)           Exercisable         Unexercisable        Exercisable         Unexercisable
----
-------------- ------------------- ---------------- ---------------- ------------------------ --------------- ---------------------
Stuart Landow      300,000           $1,653,500(3)       600,000                 0               $1,575,000              $ 0

Christer Rosen        0                   N/A            500,000                 0               $2,078,750              $ 0

David Natan           0                   N/A             36,250              67,500             $    0                  $ 0

Carlton S. Joyce      0                   N/A            100,000              70,000             $318,750            $157,535

Steven Ludmerer       0                   N/A                0               100,000             $    0                 $ 0

----------------- --------------- --------------------- ---------------- ------------------------ --------------- -------------

(1)       All options were granted at 100% of fair market value.
(2) Based on the difference between the closing market price of the Company's stock on the American Stock Exchange at September 30, 1996 of $4.6875 and the option exercise price.
(3)       Includes  100,000 shares exercised at fair market value of $7.00;
          100,000 shares exercised at fair market value of $4.625; and 100,000 shares exercised at fair market value of $6.50 all with exercise prices of $.53.


Executive Compensation Agreements

Effective August 18th, 1993, the Company entered into a five-year employment agreement with its president and chief executive officer, Mr. Stuart Landow. The agreement provides for a base annual salary of $200,000 per year with an annual cost of living increase. The Company's Compensation Committee reviews the base salary annually during the term and may increase, but not decrease, the base salary. Currently Mr. Landow receives a salary of $211,200. Additionally, Mr. Landow receives incentive compensation payments based upon both the revenue at the rate of 1% of revenue descending downward if quarterly revenue exceeds $6.25 million, and profitability (at the rate of 50% of the incentive amount based on revenue if net operating income is 8% of net sales, up to a rate of twice the incentive amount based on revenue if net operating income is 20% or greater) of the Company during the term, payable after the end of each of the Company's fiscal quarters according to specific formulas contained in the agreement. Mr. Landow is not eligible to receive a profitability incentive payment for fiscal year 1996 since the Company had a net operating loss. However, Mr. Landow did receive incentive compensation payments based on revenue. Mr. Landow also receives an automobile allowance of $600 per month and an automobile maintenance allowance of $400 per month. In August 1993, the Company granted Mr. Landow non-qualified options to purchase 600,000 shares of common stock exercisable at $2.0625 per share under the 1993 Plan. The 600,000 options were fully vested as of September 30, 1996. In the event Mr. Landow is terminated without cause or if he resigns for "good reason" as defined in the agreement (which includes a material diminution of his duties or responsibilities), the Company agreed to pay Mr. Landow 36 consecutive monthly payments equal to his base and incentive compensation. He will also continue to receive medical, life and disability insurance coverage during the 36 month term.

Mr. Christer Rosen, Executive Vice President and Secretary, currently receives an annual salary of $200,560 per year pursuant to an oral agreement. Mr. Rosen also receives an automobile allowance of $600 per month and an automobile maintenance allowance of $400 per month. Additionally, Mr. Rosen participates in a profit sharing incentive program whereby he is eligible to receive an incentive payment of half of his base salary if the Company's net operating income, as a percentage of net sales, exceeds 8%. According to the formula utilized the incentive payment may be as high as twice the base salary if the percentage is 20% or greater. Mr. Rosen received a performance-based bonus payment of $25,000 in December 1996.

Mr. David Natan, Vice President and Chief Financial Officer, receives an annual salary of $125,000 pursuant to an employment agreement and a car allowance of $600 per month and an automobile maintenance allowance of $400 per month. Mr. Natan received a performance bonus of $25,000 in December 1996. In 1995, Mr. Natan was granted 10,000 options exercisable at $7.75 per share under the Company's 1993 Stock Option Plan.


Mr. Carlton S. Joyce entered into a four year employment agreement on July 17, 1993 and was appointed Chairman of UTG (the Company's subsidiary). Mr. Joyce is currently the Director of Technology for TSI. Under his employment agreement, as amended, Mr. Joyce receives a base salary of $200,000 per year adjustable each year for increases in the cost of living. Mr. Joyce's current salary is $218,154. Mr. Joyce also receives an automobile allowance of $600 per month and an automobile maintenance allowance of $400 per month. Mr. Joyce is eligible to receive an override equivalent to 3% of pre-tax income of TSI, net of any cumulative losses and direct corporate overhead expenses. Due to the losses incurred by TSI, no amounts have been paid, as an override, since the inception of the agreement.

                          TOP SOURCE TECHNOLOGIES, INC.
                       ANNUAL REPORT ON FORM 10-K/A No. 1

Mr. Richard J. Ragan entered into an employment agreement on October 1, 1996 and was appointed CEO of TSI. Mr. Ragan receives an annual salary of $200,000. Mr. Ragan received a grant of 25,000 stock options which vest in six month increments over a three-year period beginning June 30, 1997. In addition, Mr. Ragan is eligible to receive additional stock options and an incentive bonus if certain targets and objectives are met as defined in his contract.


Mr. Dennis K. Littleworth entered into an employment agreement on April 12, 1996 and was appointed Vice President and General Manager of TSA. In October 1996 he was appointed President of TSA. Mr. Littleworth currently receives an annual salary of $140,000. Mr. Littleworth received 70,000 stock options vesting in six month increments over a three-year period beginning December 31, 1996. Also, Mr. Littleworth will be eligible to receive certain program incentives if certain target and profit goals are met as defined in his contract.

 Additionally, effective in October 1993, the Company began providing each of Messrs. Landow and Rosen with a $950,000 term life insurance policy.


Retirement Salary Savings Plan

 In October 1993, the Company established a 401(k) Retirement Salary Savings Plan (the "Plan"). All current employees, including executive officers, were eligible to participate as of October 1, 1993. Any individuals employed thereafter must complete three months of service to meet the eligibility requirements. Employees may voluntarily contribute from 1% to 15% of their pay each plan year although certain requirements may limit the contribution levels of highly compensated employees. During fiscal 1996 the Company contributed matching dollars equal to 25% of every dollar invested in the Plan on the first 6% of salary savings. The cost the Company incurred for matching employee contributions and administrative costs during fiscal 1996 was approximately $55,521. The Plan provides that the Company's matching contribution may change from year to year and that the Company may declare additional matching dollars at year-end. Any forfeited non-vested amounts contributed are used to reduce required Company matching contributions. All participants employed with the Company who enrolled on or before October 1, 1993 were immediately 100% vested for all future employer matching contributions. All employees hired after October 1, 1993 vest ratably over a five-year term.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Voting Securities and Principal Holders
         The following table sets forth the number of shares of the Company's common stock beneficially owned as of December 31, 1996 by (i) owners of more than 5% of the Company's common stock, (ii) by each director and (iii) all directors and executive officers of the Company as a group.

--------------------- ---------------------------------------- ----------------------- ------------------------
                       Name and Address of Beneficial Owner     Amount and Nature of
                                                                Beneficial Ownership         Percent of
Title of Class                                                                                   Class
--------------------- ---------------------------------------- ----------------------- ------------------------

Common Stock          STUART LANDOW(1)                                      1,081,300           3.7%
and Vested            450 Park Avenue, Suite 2100
Options               New York, New York  10022
--------------------- ---------------------------------------- ----------------------- ------------------------

Common Stock          CHRISTER ROSEN(2)                                       840,000           2.9%
and Vested            7108 Fairway Drive, Suite 200
Options               Palm Beach Gardens, FL  33418
--------------------- ---------------------------------------- ----------------------- ------------------------

Common Stock          DAVID NATAN(3)                                           60,225             *
and Vested            7108 Fairway Drive, Suite 200
Options               Palm Beach Gardens, FL  33418
--------------------- ---------------------------------------- ----------------------- ------------------------
Common Stock and                                                                                  *
Vested Options        CARLTON S. JOYCE(4)                                     218,500
                      3125 Presidential Parkway
                      Atlanta, GA  30340-3907
--------------------- ---------------------------------------- ----------------------- ------------------------

Common Stock          RONALD P. BURD(5),(6)                                   170,500             *
and Vested            251 Linden Lane
Options               Merion Station, PA  19066
--------------------- ---------------------------------------- ----------------------- ------------------------

Common Stock          CLINTON D. LAUER(7)                                      33,000             *
and Vested            4053 Hidden Woods Drive
Options               Bloomfield Hills, MI  48301
--------------------- ---------------------------------------- ----------------------- ------------------------

Common Stock          PAUL F. MOORE(8)                                         36,000             *
and Vested            325 N. Cliften Rd.
Options               Bloomfield Hills, MI  48301
--------------------- ---------------------------------------- ----------------------- ------------------------

Common Stock          MANI A. SADEGHI(9)                                       55,000             *
and Vested            35 Manor Drive
Options               Morris Township, NJ  07960
--------------------- ---------------------------------------- ----------------------- ------------------------

Common Stock          GANZ CAPITAL MGMT., INC.(10)                          2,917,554           10.2%
and Vested            2875 N.E. 191st Street
Options               Penthouse I
                      N. Miami Beach, FL  33130
-------------------------------------------------------------- ----------------------- ------------------------
All directors and existing officers of the Company as a
group (9 persons)(1)(2)(3)(4)(5)(6)(7)(8)(9)                                2,494,525           8.4%
*Less than 1% of class
-------------------------------------------------------------- ----------------------- ------------------------


                          TOP SOURCE TECHNOLOGIES, INC.
                       ANNUAL REPORT ON FORM 10-K/A No. 1




(1) Includes 600,000 options all of which are vested options exercisable at approximately $2.0625 per share held by Mr. Landow.

(2) Includes 500,000 options all of which are vested options exercisable at approximately $.53 per share.

(3) Includes 46,875 vested options held by Mr. Natan exercisable at approximately $6.9375 per share and 10,000 vested options at approximately $7.75 per share, 2,350 shares held by Mr. Natan and 1,000 shares held by Mr. Natan's wife.

(4) Includes 100,000 vested options held by Carlton S. Joyce exercisable at approximately $1.50 per share.

(5) Includes 25,000 vested options exercisable atapproximately $3.38 per share, 50,000 vested options exercisable at approximately $1.78 per share and 20,000 vested options exercisable at approximately $6.25 held by Mr. Burd.

(6) Includes 72,000 shares held jointly by Mr. Burd and his wife and 3,500 shares gifted by Mr. Burd to the Devereux Foundation, of which Mr. Burd is President and Chief Executive Officer.

(7) Includes 30,000 vested options exercisable at approximately $8.75 per share and 3,000 shares held by Mr. Lauer.

(8) Includes 30,000 vested options exercisable at approximately $3.125 per share and 5,000 vested options at approximately $7.125 per share. and 1,000 shares held by Mr. Moore.
(9) Includes 30,000 vested options exercisable at approximately $3.125 per share and 5,000 vested options at $7.125 per share held by Mr. Sadeghi and 20,000 shares held by Mr. Sadeghi.

(10) Ganz Capital Management, Inc. ("Ganz Capital") is a registered investment advisor. Based on information provided to the Company by Ganz Capital, the Company believes that at December 31, 1996, Ganz Capital held beneficial ownership of 2,917,554 shares of common stock and 22,100 warrants. Of these warrants, 8,100 are exercisable at $4.00 per share and 14,000 are exercisable at $1.00 per share. This represents beneficial ownership of 40.1% and 68.3% of each class of warrants outstanding, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               Not Applicable

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                          Page
(a) (1) Financial Statements. See Item 8 of Form 10-K..................... 16

(a) (2) Financial Statement Schedules required to be filed.
          Schedule II - Valuation and Qualifying Accounts................. 46
          All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.





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
                                                                                           -
====================================== ================ ================ ================= ================= =======================

====================================== ================ ================ ================= ================= =======================




                                                             SIGNATURE
                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registrant's report on Form 10-K/A No.1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TOP SOURCE TECHNOLOGIES, INC.


                          By: \s\Stuart Landow
                              Stuart Landow, President and
                              Chief Executive Officer

Dated:    January  28, 1997



FINANCIAL DATA SCHEDULE
Article 5 of Regulation S-X

CASH                                                                            653,129
SECURITIES                                                                              0
RECEIVABLES                                                                     4,100,672
ALLOWANCES                                                                         83,650
INVENTORY                                                                         511,958
CURRENT-ASSETS                                                                  5,703,390
PP&E                                                                            2,503,033
DEPRECIATION                                                                    1,859,955
TOTAL-ASSETS                                                                   16,012,716
CURRENT-LIABILITIES                                                             4,075,991
BONDS                                                                                   0
COMMON                                                                             28,446
PREFERRED-MANDATORY                                                                     0
PREFERRED                                                                               0
OTHER-SE                                                                        8,888,279
TOTAL-LIABILITY-AND-EQUITY                                                     16,012,716
SALES                                                                          16,146,524
TOTAL-REVENUES                                                                 16,146,524
CGS                                                                            10,776,203
TOTAL-COSTS                                                                    10,776,203
OTHER-EXPENSES                                                                          0
LOSS-PROVISION                                                                          0
INTEREST-EXPENSE                                                                 (276,566)
INCOME-PRETAX                                                                  (3,288,486)
INCOME-TAX                                                                     (1,543,300)
INCOME-CONTINUING                                                              (4,831,786)
DISCONTINUED                                                                   (1,867,001)
EXTRAORDINARY                                                                           0
CHANGES                                                                                 0
NET INCOME                                                                     (6,698,787)
EPS- PRIMARY                                                                         (.24)
EPS- DILUTED                                                                            0

