Form 10-Q
period 1996-12-31
TOP SOURCE TECHNOLOGIES INC
filed 1997-02-13
CIK 800055

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1996

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at January  31, 1997
Common stock: $.001 par value                         28,461,477 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                                      INDEX



                                                                           Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
           Consolidated Balance Sheets as of December 31, 1996 (Unaudited)
           and September 30, 1996...........................................1

           Consolidated Statements of Operations for the Three
            Months ended December 31, 1996 and 1995 (Unaudited).............2

           Consolidated Statements of Cash Flows for the Three Months
            Ended December 31, 1996 and 1995 (Unaudited)....................3

           Notes to Unaudited Interim Consolidated Financial Statements...4-5



ITEM 2.  Management's Discussion and Analysis of Interim
          Financial Condition and Results of Operations ..................5-7


                          PART II - OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K...................................7

                          TOP SOURCE TECHNOLOGIES, INC.
 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                    (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                            December 31                   September 30
ASSETS                                                                         1996                           1996
                                                                          ----------------              -----------------
Current Assets:
  Cash and cash equivalents                                                    $2,302,900                       $653,129
  Accounts receivable trade (net of allowance of
     $83,650 at December 31 and September 30)                                   2,282,156                      4,100,672
  Advances to officers                                                             28,938                       ---
  Inventories                                                                   1,185,019                        511,958
  Prepaid expenses                                                                405,846                        325,946
  Other                                                                           123,118                        111,685
                                                                          ----------------              -----------------
Total current assets                                                            6,327,977                      5,703,390

Property and equipment, net                                                     2,588,989                      2,503,033
Manufacturing and distribution rights and patents, net                            324,182                        333,762
Capitalized database, net                                                       2,442,152                      2,494,860
Deferred income tax assets, net                                                   355,000                        355,000
Other assets, net                                                                 771,109                        784,203
Net assets from discontinued operations                                          ---                           3,838,468
                                                                                                        -----------------
                                                                          ================
TOTAL ASSETS                                                                  $12,809,409                    $16,012,716
                                                                          ================              =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                             $1,470,356                     $1,836,395
  Accrued salaries                                                                 13,156                        229,939
  Accrued liabilities                                                           1,365,000                      1,520,099
  Net liabilities from discontinued operations                                   ---                             489,558
                                                                          ----------------              -----------------
Total current liabilities                                                       2,848,512                      4,075,991
  Senior convertible notes                                                      3,020,000                      3,020,000
                                                                          ----------------              -----------------
Total liabilities                                                               5,868,512                      7,095,991

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; none outstanding                                                  ---                            ---
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 28,451,477 and 28,446,477 shares issued
   on December 31 and September 30, respectively                                   28,451                         28,446
  Additional paid-in capital                                                   28,726,661                     28,723,853
  Accumulated deficit                                                         (20,536,456)                   (19,703,789)
  Treasury stock-at cost; 432,534 and 87,534 shares on
   December 31 and September 30, respectively                                  (1,277,759)                      (131,785)
                                                                          ----------------              -----------------
Total stockholders' equity                                                      6,940,897                      8,916,725
                                                                          ----------------              -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $12,809,409                    $16,012,716
                                                                          ================              =================


                   See accompanying notes to unaudited interim consolidated financial statements.


                                                                             1

                                             TOP SOURCE TECHNOLOGIES, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                               1996                           1995
                                                                          ----------------              -----------------
Revenue:
Product sales                                                                  $3,197,537                     $3,429,796
Service revenue                                                                    26,575                          3,031
                                                                          ----------------              -----------------
  Net sales                                                                     3,224,112                      3,432,827
                                                                          ----------------              -----------------

Cost of sales:
Cost of product sales                                                           2,223,119                      2,093,535
Cost of services                                                                    9,254                     ---
                                                                          ----------------              -----------------
  Cost of sales                                                                 2,232,373                      2,093,535
                                                                          ----------------              -----------------

                                                                          ----------------              -----------------
Gross profit                                                                      991,739                      1,339,292
                                                                          ----------------              -----------------

Expenses:
  General and administrative                                                    1,292,941                      1,046,794
  Selling and marketing                                                           243,226                        201,738
  Depreciation and amortization                                                   266,852                        224,897
  Research and development                                                          2,334                         13,207
                                                                          ----------------              -----------------
Total expenses                                                                  1,805,353                      1,486,636
                                                                          ----------------              -----------------
Loss from operations                                                             (813,614)                      (147,344)
Other income (expense):
  Interest income                                                                  38,733                         40,772
  Interest expense                                                                (70,447)                       (65,790)
  Other income, net                                                                 6,161                         34,238
                                                                          ----------------              -----------------
Net other income                                                                  (25,553)                         9,220
                                                                          ----------------              -----------------
Loss before income taxes                                                         (839,167)                      (138,124)
Income tax expense                                                                (18,500)                       (15,000)
                                                                                                        -----------------
                                                                          ----------------              -----------------
Loss from continuing operations                                                  (857,667)                      (153,124)
                                                                          ----------------              -----------------

Income from discontinued operations                                                25,000                        103,395
                                                                          ================              =================
Net loss                                                                    $ (832,667)                    $ (49,729)
                                                                          ================              =================

Loss per weighted average common share outstanding:
   Continuing operations                                                      $        (0.03)            $              -
   Discontinued operations                                                               -                               -
                                                                          ================              =================
     Total                                                                    $        (0.03)            $              -
                                                                          ================              =================
Weighted average common shares outstanding                                     28,251,122                     27,720,563
                                                                          ================              =================









                   See accompanying notes to unaudited interim consolidated financial statements.


                                                                              2


                                             TOP SOURCE TECHNOLOGIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                               1996                           1995
                                                                          ----------------              -----------------
OPERATING ACTIVITIES:
    Net loss                                                                    ($832,667)                      ($49,729)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Income from discontinued operations                                          (25,000)                       (103,395)
    Depreciation                                                                  278,050                        239,607
    Amortization                                                                   69,404                         68,728
    Disposal of equipment                                                          42,641                         10,750
    Advance to officer                                                            (28,938)                         ---
    Decrease in accounts receivable, net                                        1,818,516                        553,862
    Increase in inventories                                                      (673,061)                      (379,302)
    Decrease (increase) in prepaid expenses                                       (79,900)                        66,829
    Decrease (increase) in other assets                                               655                        (53,310)
    Decrease in accounts payable                                                 (366,039)                      (294,561)
    Decrease in accrued salaries                                                 (216,783)                      (251,513)
    Decrease in accrued liabilities                                              (155,099)                      (355,974)
                                                                          ----------------              -----------------
Net cash used in operating activities                                            (168,221)                      (548,008)
                                                                          ----------------              -----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                     (767,703)                      (365,539)
    Reimbursement of tooling costs                                                361,056                          ---
    Additions to patent costs, net                                                 (6,110)                       (14,765)
    Discontinued operations - change in net assets                              3,373,910                        161,372
                                                                          ----------------              -----------------
Net cash provided by (used in) investing activities                             2,961,153                       (218,932)
                                                                          ----------------              -----------------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                         2,813                        356,300
    Repurchase of treasury stock                                               (1,145,974)                         ---
    Proceeds from borrowings                                                        ---                          960,000
                                                                                                        -----------------
                                                                          ----------------
Net cash provided by (used in) financing activities                            (1,143,161)                     1,316,300
                                                                          ----------------              -----------------
Net increase in cash and cash equivalents                                       1,649,771                        549,360
Cash and cash equivalents at beginning of period                                  653,129                      1,154,137
                                                                          ----------------              -----------------
Cash and cash equivalents at end of period                                     $2,302,900                     $1,703,497
                                                                          ================              =================








                     See accompanying notes to unaudited interim consolidated financial statements.

                                             3

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION

         The accompanying financial statements of Top Source Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No.1 for the year ended September 30, 1996. Certain fiscal year 1996 amounts have been reclassified to conform to current year presentation.

2.       INVENTORIES

         Inventories consisted of the following:
                                   December 31                  September 30
                                       1996                          1996

        Raw materials          $    1, 122,261                  $    398,248
        Finished goods                  62,758                       113,710
                                        ------                       -------
                                  $  1,185,019                  $    511,958
                                   ============                  ============



3.       TREASURY STOCK

         On November 12, 1996, the Company announced that it put into effect a stock repurchase program. In November through December of 1996, the Company repurchased 345,000 shares of the Company's common stock at an average purchase price of $3.27 per share. These shares are included in treasury stock in the accompanying balance sheet at December 31, 1996. In January 1997, the Company repurchased an additional 6,500 shares for a total of 351,500 shares.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.       DISCONTINUED OPERATIONS

         On September 12, 1996, the Company's Board of Directors approved a plan to sell certain assets and liabilities of the Company's oil analysis subsidiary, United Testing Group, Inc. ("UTG"). The sale was consummated on October 30, 1996. The net income of UTG for the three months ended December 31, 1996 and 1995 is included in the consolidated statement of operations under "discontinued operations." Revenues from such operations for the three months ended December 31, 1996 and 1995 were $0 and $1,148,852, respectively, and were not included in service revenue in the accompanying consolidated statements of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Total revenue for the three month period ended December 31, 1996 was $3,224,112, compared to $3,432,827 for the same period in 1995. The $208,715 decrease in revenues for the three-month period ended December 31, 1996 is primarily attributable to a decrease in product sales at the Company's Top Source Automotive, Inc. subsidiary ("TSA") for the three months ended December 31, 1996 compared to the same period in 1995 partially offset by a nominal increase in service revenues from On-Site Analyzers ("OSA's") at Top Source Instruments, Inc. ("TSI"), formerly named OSA, Inc., for the three month period ended December 31, 1996, compared to the same period in 1995.

         The decrease in product sales at TSA for the three months ended December 31, 1996 compared to the same period in 1995 is attributable to a slowdown in overhead speaker system ("OHSS") sales resulting from a planned vehicle modification of the Chrysler Jeep(R) Cherokee. The Company anticipates that sales of OHSS will return to or exceed historic sales levels during the second fiscal quarter ending March 31, 1997.

         During the first quarter of fiscal 1997, the Company generated nominal revenue of $26,575 from five leased OSA units, compared to revenue of $44,001 for all of fiscal 1996. On February 7, 1997, TSI recorded revenue of $160,000 on a sale to Hyundai Motors, Inc. in Korea of an OSA unit intended for use in internal powertrain testing.

         On January 10, 1997, the Company signed a letter agreement with Cleveland Technical Center ("CTC"), a division of Conam Inspection, Inc. (the purchaser of the UTG assets - see Discontinued Operations) a subsidiary of Staveley Industries, plc. from the United Kingdom, to jointly market OSAs in North America. Under the terms of this agreement, TSI and CTC will jointly establish pilot mini-laboratories for the purpose of determining the value of a North American master franchise. The Company believes it will sign a definitive franchise agreement with Conam or other parties that will yield multiple OSA sales.

         Based on the continuing reliability demonstrated by OSA units, and current sales and marketing initiatives in progress, the Company anticipates generating an increasing quarterly revenue stream from OSA units, although there can be no assurances.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

         The gross profit margin for three months ended December 31, 1996 was 30.7% compared to 39.0% for the same period in 1995. The decrease in margins below comparable levels in the prior year is primarily attributable to a change in product mix at TSA due to the start up of the Jeep(R) Wrangler. Gross margin for OHSS for the three quarters in fiscal 1996 subsequent to December 31, 1995 was 31.7%.

         General and administrative expenses increased 23.5% for the three-month period ended December 31, 1996 compared to the same period in 1995. These increases are attributable to increased personnel and higher levels of expense at TSA and TSI, partially offset by a decrease in corporate personnel costs for the comparable period.

         Depreciation and amortization increased 18.7% for the three-month period ended December 31, 1996 compared to the same period in 1995. The increase is primarily due to purchases of $767,703 in capital assets which consist primarily of additional OSA units and capital equipment expenditures at TSA in the three months ended December 31, 1996. Depreciation and amortization of $80,602 was allocated to cost of sales as it directly relates to the products and services sold during the three months ended December 31, 1996 compared to $83,438 for the same period ended in 1995.

         The increase in net loss for the three months ended December 31, 1996 compared to the same period in 1995 is primarily attributable to reduced sales at TSA, increased general and administrative expenses and a profit reduction from discontinued operations. The Company anticipates a significant improvement in operating results for the second quarter ending March 31, 1997 due to the return of TSA revenues to historic sales levels and increasing OSA sales at TSI.

Liquidity and Capital Resources

         Net cash used in operating activities was $168,221 for the three months ended December 31, 1996. This use of cash was attributable to a decrease in accounts receivable of $1,818,516 offset by an increase in inventories of $673,061, a decrease in accounts payable and accrued liabilities of $737,921 and a net operating loss excluding depreciation and amortization of $466,160.


     Net cash provided by investing activities was $2,961,153. This source of cash was attributable to the change in net assets of UTG of $3,373,910 and reimbursement of tooling costs of $361,056, offset by $767,703 expended for capital assets, and $6,110 for patent costs. Net cash used in financing activities was $1,143,116 which consisted of net proceeds from sales of common stock through exercise of stock options of $2,813, which was offset by the repurchase of 345,000 shares of the Company's common stock at an average purchase price of $3.25 per share.

         The Company has bank financing with First Union National Bank of Florida, ("Bank"). The Company's current credit facility is $3,750,000 with $1,500,000 being available for short term working capital, ("Credit Line") and $2,250,000 ("OSA Line") to be used exclusively for the purchase of OSAs. At September 30, 1996 and December 31, 1996, the Company had not met the minimum debt service coverage on the OSA Line, and, therefore, was unable to access the line. Under the terms of the credit facility, on December 31, 1996, the OSA Line principal balance availability was reduced from $4,500,000 to $2,250,000 and will remain at that level until the expiration of the facility on December 31, 1997.
                                      6

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Liquidity and Capital Resources  (Continued)

         On January 31, 1997, First Union National Bank ("The Bank") renewed the Company's Credit Line until April 30, 1997 pending the completion of its annual due diligence. The Company anticipates renewing its Credit Line under existing terms until January 31, 1998 or beyond with its current lender or other lenders, prior to the expiration of the Credit Line on April 30, 1997. The Credit Line has not been utilized since fiscal 1995 and currently no amounts are outstanding on the Line.

         Based on current cash balances, the Credit Line, and increasing TSA and TSI sales, the Company believes it has sufficient cash flow and liquidity to fund its current operations and anticipated increasing OSA commercialization.


Forward-Looking Statements

         The statements discussed above under Results of Operations and Liquidity and Capital Resources relating to the Company's expectations that it anticipates (1) generating increasing revenue from OSAs and receiving additional purchase orders for OSA units, (2) signing a definitive franchise agreement, (3) the return of TSA revenue to historic levels, and (4) improvements in the Company's operating results and liquidity are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

         As the text above discusses, the results expected by any or all of these forward-looking statements may not occur. Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) the decline in current production levels at Chrysler for vehicles installing OHSS, (2) the continued reliability of the OSA technology over an extended period of time, (3) the Company's ability to market OSAs in various markets, (4) the acceptance of the OSA technology by the marketplace, (5) the general tendency of large corporations to slowly change from known technology to emerging new technology, (6) the Company's reliance on a third party to manufacture OSAs, (7) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, and (8) unanticipated business or legal disagreements which impacts the signing of a definitive franchise agreement.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q




                           Part II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           27.0 Financial Data Schedule

                  b.       Reports on Form 8-K

                           On November 12, 1996 a Form 8-K was filed related to the sale of United Testing Group, Inc.'s assets.




                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         TOP SOURCE TECHNOLOGIES, INC.





         By:       /s/ David Natan
                  DAVID NATAN
                  Vice President and Chief Financial Officer





Dated:  February 13, 1997



FINANCIAL DATA SCHEDULE
Article 5 of Regulation S-X




CASH                                                                           $2,302,900
SECURITIES                                                                              0
RECEIVABLES                                                                     2,282,156
ALLOWANCES                                                                         83,650 key in
INVENTORY                                                                       1,185,019
CURRENT-ASSETS                                                                  6,327,977
PP&E                                                                            2,588,989
DEPRECIATION                                                                    2,074,432 key in
TOTAL-ASSETS                                                                   12,809,409
CURRENT-LIABILITIES                                                             2,848,512
BONDS                                                                                   0
COMMON                                                                             28,451
PREFERRED-MANDATORY                                                                     0
PREFERRED                                                                               0
OTHER-SE                                                                        6,912,446
TOTAL-LIABILITY-AND-EQUITY                                                     12,809,409
SALES                                                                           3,224,112
TOTAL-REVENUES                                                                  3,224,112
CGS                                                                             2,232,373
TOTAL-COSTS                                                                     2,232,373
OTHER-EXPENSES                                                                          0
LOSS-PROVISION                                                                          0 key in
INTEREST-EXPENSE                                                                  (70,447)
INCOME-PRETAX                                                                    (839,167)
INCOME-TAX                                                                        (18,500)
INCOME-CONTINUING                                                                (857,667)
DISCONTINUED                                                                       25,000
EXTRAORDINARY                                                                           0
CHANGES                                                                                 0
NET INCOME                                                                       (832,667)
EPS- PRIMARY                                                                           (0.03)
EPS- DILUTED                                                                            0


