Form 10-K/A
period 1996-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1997-03-27
CIK 800055

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





(a)      (3)  Exhibits
         3.0  Amended and Restated Certificate of Incorporation.............(1)
         3.1  Amendment of Certificate of Incorporation...  ................(8)
         3.2  Bylaws of Registrant..........................................(2)
         3.3  Amendment to Bylaws of Registrant.............................(8)
         3.4  Amendment to the Amended and Restated Certificate
                of Incorporation...........................................(10)
         4.0  1990 Stock Plan...............................................(3)
         4.1  1993 Stock Option Plan........................................(4)
         10.0 Employment Agreement Between Registrant and Mr.
                Stuart Landow...............................................(5)
         10.1 Employment Agreement of Carlton S.Joyce.......................(6)
         10.2 First Amendment to Employment Agreement of
                Stuart Landow...............................................(8)
         10.3 First Amendment to Employment Agreement of
                Carlton S. Joyce............................................(9)
         10.4 Master License Lease Agreement - Exxon.......................(10)
         10.5 Equipment Purchase Agreement - Thermo Jarrell
                Ash Corporation............................................(10)
         10.6 First Amendment to Lease of On-Site Analysis, Inc.,
                Atlanta, Georgia...........................................(10)
         10.8 Shareholder Rights Plan.......................................(7)
         10.7 Lease Agreement between Hospitality Franchise Systems,
                Inc. and Top Source Technologies, Inc.
                dated April 2, 1996 (New York Office Lease)................(20)
         10.9 Note Purchase Agreement dated as of June 9, 1995
                Regarding 9% Senior Subordinated
                Convertible Notes Due June 9, 2000 by and
                among Top Source Technologies, Inc.
                Purchasers and Ganz Capital Management, Inc................(11)
         10.10 Agreement by and between Top Source Technologies,
                Inc., dated May 10, 1995, Adrenaline, Inc.
                and Edward Van Duyne (EFECS Technology) ...................(11)
         10.11 First Amendment to Shareholder Rights Plan..................(12)
         10.12 Second Amendment to Shareholder Rights Plan.................(13)
         10.13 Loan Agreement dated November 24, 1994 between Top
                Source Technologies, Inc. and On-Site
                Analysis, Inc. and First Union National Bank of Florida....(14)
         10.14 Loan Agreement dated April 13, 1995 between Top
                Source Technologies, Inc. and On-Site
                Analysis, Inc. and First Union National Bank of Florida....(14)
         10.15 Lease Agreement dated February 10, 1995 for Michigan facility, Troy, MI.........................................(14)
         10.16 Employment Agreement of David Natan.........................(15)
         10.17 Master Purchase Agreement - Thermo Jarrell Ash
                Corporation................................................(16)
         10.18 Lease of Office Space dated December 20, 1995 of Top
                Source Technologies, Inc., Palm Beach Gardens, FL..........(16)
         10.19 Loan Agreement dated October 12, 1995 between Top
                Source Technologies, Inc. and On-Site
                Analysis, Inc and First Union National Bank of Florida.....(16)
         10.20 Amendment dated January 31, 1996 to the Loan Agreement dated October 12, 1995 between Top Source Technologies,
                Inc. and On-Site Analysis, Inc. and the First Union
                National Bank of Florida...................................(17)

(a) (3) Exhibits (continued)

(a)      (3)  Exhibits  (continued)



10.21    Asset Purchase Agreement between Top Source Technologies,
           Inc., Conam Inspection, Inc. and
           United Testing Group, Inc. dated  October 30, 1996..............(18)
10.22    Amendment No. 1 to the Agreement between Adrenaline
           Research, Inc., Top Source
           Technologies, Inc. and Edward Van Duyne dated February 22, 1996.(20)
10.23    Marketing Agreement between On-Site Analysis, Inc. and
          Conam Inspection, Inc.dated  November 14, 1996...................(20)
10.24    Lease Agreement between Top Source Technologies, Inc.
          and R. M. Taylor, Inc. dated January 1, 1997
                (Farmington Hill, Michigan Lease)..........................(20)
11.0     Statement Re: Computation of Net Income Per Share.................(10)
EX-27.0  Financial Data Schedule...........................................(20)







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





47