Form 10-Q/A
period 1996-12-31
TOP SOURCE TECHNOLOGIES INC
filed 1997-04-01
CIK 800055

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

         Net cash provided by investing activities was $2,961,153. This source of cash was attributable to the change in net assets of UTG of $3,373,910 which was offset by $767,703 expended for capital assets, $361,056 related to the reimbursement of tooling costs and $6,110 for patent costs. Net cash used in financing activities was $1,143,116 which consisted of net proceeds from sales of common stock through exercise of stock options of $2,813, which was offset by the repurchase of 345,000 shares of the Company's common stock at an average purchase price of $3.25 per share.

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Liquidity and Capital Resources  (Continued)

         On January 31, 1997, First Union National Bank ("The Bank") renewed the Company's Credit Line until April 30, 1997 pending the completion of its annual due diligence. The Company anticipates renewing its Credit Line under existing terms until January 31, 1998 or beyond with its current lender or other lenders, prior to the expiration of the Credit Line on April 30, 1997. The Credit Line has not been utilized since fiscal 1995 and currently no amounts are outstanding on the Line..

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