Form 10-Q
period 1997-03-31
TOP SOURCE TECHNOLOGIES INC
filed 1997-05-20
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                    For Quarterly Period Ended March 31, 1997

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


               Class                           Outstanding at May 15, 1997
Common stock: $.001 par value                     28,461,477 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                                      INDEX






                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                          Page

                Consolidated Balance Sheet as of March 31, 1997
                 (Unaudited) and September 30, 1996.......................1

                Consolidated Statements of Operations for the
                Three and Six Months Ended March 31, 1997 and 1996
                (Unaudited).............................................2-3

                Consolidated  Statements  of Cash Flows for the Six
                Months Ended March 31, 1997 and 1996 (Unaudited)..........4

                Notes to Unaudited Interim Consolidated
                Financial Statements....................................5-6


ITEM 2.  Management's Discussion and Analysis of Interim
                Financial Condition and Results of Operations...........6-10



                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.................................10



                          TOP SOURCE TECHNOLOGIES, INC.
                                    Form 10-Q

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 AND SEPTEMBER 30, 1996
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
                                                                             March 31                      September 30
                                 ASSETS                                        1997                           1996
                                                                          ----------------               -----------------
Current Assets:
  Cash and cash equivalents                                                    $1,240,493                       $653,129
  Accounts receivable trade (net of allowance of
     $83,650 at March 31 and September 30)                                      3,714,048                      4,100,672
  Advances to officer                                                              30,994                       ---
  Inventories                                                                     792,112                        511,958
  Prepaid expenses                                                                306,874                        325,946
  Other                                                                           125,434                        111,685
                                                                          ----------------              -----------------
Total current assets                                                            6,209,955                      5,703,390

Property and equipment, net                                                     2,412,358                      2,503,033
Manufacturing and distribution rights and patents, net                            311,264                        333,762
Capitalized database, net                                                       2,389,444                      2,494,860
Deferred income tax assets, net                                                   355,000                        355,000
Other assets, net                                                                 771,283                        784,203
Net assets from discontinued operations                                          ---                           3,838,468
                                                                                                        -----------------
                                                                          ================
TOTAL ASSETS                                                                  $12,449,304                    $16,012,716
                                                                          ================              =================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                             $1,412,802                     $1,836,395
  Accrued salaries                                                                 12,200                        229,939
  Accrued liabilities                                                           1,036,374                      1,520,099
  Net liabilities from discontinued operations                                   ---                             489,558
                                                                          ----------------              -----------------
Total current liabilities                                                       2,461,376                      4,075,991
  Senior convertible notes                                                      3,020,000                      3,020,000
                                                                          ----------------              -----------------
Total liabilities                                                               5,481,376                      7,095,991

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; none outstanding                                                  ---                            ---
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 28,461,477 and 28,446,477 shares issued and
   outstanding on March 31 and September 30, respectively                          28,461                         28,446
  Additional paid-in capital                                                   28,744,451                     28,723,853
  Accumulated deficit                                                         (20,484,633)                   (19,703,789)
  Treasury stock-at cost; 450,734 and 87,534 shares
   on March 31 and September 30, respectively                                  (1,320,351)                      (131,785)
                                                                          ----------------              -----------------
Total stockholders' equity                                                      6,967,928                      8,916,725
                                                                          ----------------              -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $12,449,304                    $16,012,716
                                                                          ================              =================

 See accompanying notes to unaudited interim consolidated financial statements.
                                        1


                                             TOP SOURCE TECHNOLOGIES, INC.
                                                       Form 10-Q

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                               1997                           1996
                                                                          ----------------              -----------------
Revenue:
Product sales                                                                  $5,072,140                     $3,294,201
Service revenue                                                                   172,860                         16,727
                                                                          ----------------              -----------------
  Net sales                                                                     5,245,000                      3,310,928
                                                                          ----------------              -----------------

Cost of sales:
Cost of product sales                                                           3,282,215                      2,224,288
Cost of services                                                                   69,181                     ---
                                                                          ----------------              -----------------
  Cost of sales                                                                 3,351,396                      2,224,288
                                                                          ----------------              -----------------

Gross profit                                                                    1,893,604                      1,086,640
                                                                          ----------------              -----------------

Expenses:
  General and administrative                                                    1,188,892                      1,430,050
  Selling and marketing                                                           375,368                        344,426
  Depreciation and amortization                                                   272,927                        228,801
  Research and development                                                            891                         20,890
                                                                          ----------------              -----------------
Total expenses                                                                  1,838,078                      2,024,167
                                                                          ----------------              -----------------
Income (loss) from operations                                                      55,526                       (937,527)
Other income (expense):
  Interest income                                                                  28,301                         25,339
  Interest expense                                                                (70,703)                       (67,950)
  Other income, net                                                                20,266                          5,711
                                                                          ----------------              -----------------
Net other expense                                                                 (22,136)                       (36,900)
                                                                          ----------------              -----------------
Income (loss) before income taxes                                                  33,390                       (974,427)
Income tax expense                                                                (18,500)                      (167,500)
                                                                                                        -----------------
                                                                          ----------------              -----------------
Income (loss) from continuing operations                                           14,890                     (1,141,927)
                                                                          ----------------              -----------------

Income (loss) from discontinued operations                                         36,933                       (106,083)
                                                                          ================              =================
Net income (loss)                                                             $    51,823                    $(1,248,010)
                                                                          ================              =================

Loss per weighted average common share outstanding:
   Continuing operations                                                                                             ($0.04)
   Discontinued operations                                                                                            (0.00)
                                                                                                        =================
     Total                                                                                                 $          (0.04)
                                                                                                        =================
Weighted average common shares outstanding                                                                    27,937,624
                                                                                                        =================

Net income per common and common equivalent share:
   Continuing operations                                                      $         0.00
   Discontinued operations                                                              0.00
                                                                          ================
     Total                                                                    $         0.00
                                                                          ================
Weighted average common and common equivalent shares:
    Primary                                                                    28,560,577
                                                                          ================
    Fully Diluted                                                              28,560,690
                                                                          ================

                   See accompanying notes to unaudited interim consolidated financial statements.



                                             TOP SOURCE TECHNOLOGIES, INC.
                                                       Form 10-Q

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                              1997                           1996
                                                                          ----------------              -----------------
Revenue:
Product sales                                                                  $8,269,677                     $6,723,997
Service revenue                                                                   199,435                         19,758
                                                                          ----------------              -----------------
  Net sales                                                                     8,469,112                      6,743,755
                                                                          ----------------              -----------------

Cost of sales:
Cost of product sales                                                           5,505,334                      4,317,823
Cost of services                                                                   78,435                     ---
                                                                          ----------------              -----------------
  Cost of sales                                                                 5,583,769                      4,317,823
                                                                          ----------------              -----------------

Gross profit                                                                    2,885,343                      2,425,932
                                                                          ----------------              -----------------

Expenses:
  General and administrative                                                    2,481,833                      2,476,844
  Selling and marketing                                                           618,594                        546,164
  Depreciation and amortization                                                   539,779                        453,698
  Research and development                                                          3,225                         34,097
                                                                          ----------------              -----------------
Total expenses                                                                  3,643,431                      3,510,803
                                                                          ----------------              -----------------
Loss from operations                                                             (758,088)                    (1,084,871)
Other income (expense):
  Interest income                                                                  67,034                         66,111
  Interest expense                                                               (141,150)                      (133,740)
  Other income, net                                                                26,427                         39,949
                                                                          ----------------              -----------------
Net other expense                                                                 (47,689)                       (27,680)
                                                                          ----------------              -----------------
Loss before income taxes                                                         (805,777)                    (1,112,551)
Income tax expense                                                                (37,000)                      (182,500)
                                                                                                        -----------------
                                                                          ----------------              -----------------
Loss from continuing operations                                                  (842,777)                    (1,295,051)
                                                                          ----------------              -----------------

Income (loss) from discontinued operations                                         61,933                         (2,688)
                                                                          ================              =================
Net loss                                                                    $    (780,844)                  $ (1,297,739)
                                                                          ================              =================

Loss per weighted average common share outstanding:
   Continuing operations                                                      $        (0.03)              $          (0.05)
   Discontinued operations                                                              0.00                          (0.00)
                                                                          ================              =================
     Total                                                                    $        (0.03)              $          (0.05)
                                                                          ================              =================
Weighted average common shares outstanding                                     28,135,616                     27,828,500
                                                                          ================              =================








                   See accompanying notes to unaudited interim consolidated financial statements.

                                             TOP SOURCE TECHNOLOGIES, INC.
                                                       Form 10-Q

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------


                                                                               1997                             1996
                                                                          ----------------              -----------------

    Net loss                                                                    ($780,844)                   ($1,297,739)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Loss (income) from discontinued operations                                   (61,933)                          2,688
    Depreciation                                                                  558,664                        496,180
    Amortization                                                                  138,957                        137,818
    Disposal of equipment                                                         178,324                         16,627
    Decrease in deferred income tax assets, net                                     ---                          150,000
    Advance to officer                                                            (30,994)                         ---
    Decrease (increase) in accounts receivable, net                               386,624                        (48,121)
    Increase in inventories                                                      (280,154)                      (590,137)
    Decrease in prepaid expenses                                                   19,072                         68,034
    Increase in other assets                                                       (2,839)                       (71,184)
    Decrease in accounts payable                                                 (423,593)                      (216,087)
    Decrease in accrued salaries                                                 (217,739)                      (249,179)
    Decrease in accrued liabilities                                              (483,725)                      (430,656)
                                                                          ----------------              -----------------
Net cash used in operating activities                                          (1,000,180)                    (2,031,756)
                                                                          ----------------              -----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                   (1,007,369)                      (674,622)
    Reimbursement of tooling costs                                                361,056                        465,222
    Additions to patent costs, net                                                 (9,033)                       (30,202)
    Discontinued operations - change in net assets                              3,410,843                        225,307
                                                                          ----------------              -----------------
Net cash provided by (used in) investing activities                             2,755,497                        (14,295)
                                                                          ----------------              -----------------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                        20,613                        844,641
    Repurchase of treasury stock                                               (1,188,566)                         ---
    Proceeds from borrowings                                                        ---                          960,000
                                                                                                        -----------------
                                                                          ----------------
Net cash provided by (used in) financing activities                            (1,167,953)                     1,804,641
                                                                          ----------------              -----------------
Net increase (decrease) in cash and cash equivalents                              587,364                       (241,410)
Cash and cash equivalents at beginning of period                                  653,129                      1,154,137
                                                                          ----------------              -----------------
Cash and cash equivalents at end of period                                     $1,240,493                       $912,727
                                                                          ================              =================










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

New Accounting Standard

         In February 1997, the Financial Accounting Standards Board ("FASB")" issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard (Accounting Principles Board Opinion No. 15), modifies the methodology for calculating earnings per share, and is effective for periods ending after December 15, 1997; early adoption is not permitted. Upon adoption, the Company will be required to restate previously reported earnings per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would not have been different from the earnings per share amounts reported herein for the quarter ending March 31, 1997.


2.       INVENTORIES

         Inventories consisted of the following:
                                            March 31            September 30
                                              1997                   1996
                                              ----                   ----

          Raw materials                $     553,891            $    398,248
          Finished goods                     238,221                 113,710
                                             -------                 -------
                                       $     792,112            $    511,958
                                         ============             ============

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


3.       TREASURY STOCK

         On November 12, 1996, the Company announced that it had put into effect a stock repurchase plan to repurchase up to 400,000 shares of its common stock. From November 12, 1996 through December 31, 1996, the Company repurchased 345,000 shares of the Company's common stock at an average purchase of $3.32.

         For the period January 1, 1997 through May 15, 1997, the Company purchased 33,700 shares at an average price of $2.12. In total, from November 12, 1996 through May 15, 1997, the Company repurchased 378,700 shares at an average price of $3.22 per share.

         All shares purchased through the period ended March 31, 1997 are included in treasury stock in the accompanying balance sheet at March 31, 1997.


4.       DISCONTINUED OPERATIONS

         On September 12, 1996, the Company's Board of Directors approved a plan to sell certain assets and liabilities of the Company's oil analysis subsidiary, Top Source Oil Analysis, Inc., (currently inactive) formerly named United Testing Group, Inc. ("UTG"). The sale was consummated on October 30, 1996. The income and losses of UTG for the three and six months ended March 31, 1997 and 1996 are included in the consolidated statement of operations under "discontinued operations." Income from discontinued operations for the three and six month periods ended March 31, 1997 is the result of changes in estimates relating to cost to dispose of these operations. Revenue from such operations for both the three and six months ended March 31, 1997 was $0, and $1,137,283 and $2,286,135 for the three and six month periods ended in 1996, respectively, and was not included in service revenue in the accompanying consolidated statements of operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Total revenue for the three and six month periods ended March 31, 1997 was $5,245,000 and $8,469,112, respectively, compared to $3,310,928 and
$6,743,755, respectively, for the same periods in fiscal 1996. The $1,934,072 and $1,725,357 increase in revenue for the three and six month periods ended March 31, 1997 is primarily attributable to increased product sales of overhead speaker systems ("OHSS") at the Company's Top Source Automotive, Inc. subsidiary ("TSA"); it also had increased service revenue from the On-Site Analyzers ("OSAs") at Top Source Instruments, Inc. ("TSI") formerly named On-Site
Analysis, Inc. compared to the same periods ended March 31, 1996. Service revenue for the three and six month period ended March 31, 1997 includes the sale of an OSA unit for approximately $145,000 in February 1997.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - (Continued)

         The Company anticipates that TSA revenues during the third fiscal quarter ending June 30, 1997 will be comparable to second quarter 1997 levels. On June 30, 1997, the Company's contract to produce OHSS for the Jeep Cherokee(TM) expires. The loss of this contract will be partially offset by the commencement of OHSS production line shipments in August 1997 for the new Jeep Grand Cherokee(TM)vehicle.

         Based on existing programs, overall TSA revenue for the fourth quarter of fiscal 1997, and for fiscal year 1998, excluding any new aftermarket business that can be obtained, is estimated to be 20% to 35% below comparable fiscal 1997 levels.

         TSA is currently seeking strategic relationships and has signed confidentiality agreements with three major Original Equipment Manufacturer ("OEM") suppliers that could result in production line orders for OHSS in fiscal years after 1998.

         In addition, the Company is seeking strategic relationships with several aftermarket suppliers. One test market program is scheduled to begin in July 1997. These potential aftermarket programs, if successful, could result in significant 1998 revenues; however, there can be no assurances that these contracts can be obtained, or that these contracts will offset or exceed the loss of revenues and profits on the Cherokee contract.

         In May 1997, the Company shipped an OSA unit to an OEM located in Detroit, Michigan for evaluation in powertrain development. Currently, there are three OSA units being used for powertrain development at another Detroit OEM. The Company expects to receive a purchase order and record revenue in the near future from the sale of one of the three OSA units at the second OEM.

         On May 16, 1997, the Company extended until December 31, 1997, its letter agreement (originally signed on January 10, 1997) with Cleveland Technical Center ("CTC") a division of Conam Inspection, Inc. (the purchaser of the UTG assets - see Discontinued Operations) a subsidiary of Stavely Industries, plc. from the United Kingdom, to jointly market OSAs in North America. Under the terms of this agreement, TSI and CTC will jointly establish pilot mini-laboratories for the purpose of determining the value of a North American franchise. The Company believes it will sign a definitive franchise agreement with Conam or other parties that will yield multiple OSA sales; however, there can be no assurances as to the timing of this agreement.

         Although the commercialization of OSAs has taken longer than anticipated, based on the continuing reliability demonstrated by OSA units over a long period of time, sales and marketing initiatives in progress, and customer endorsements, the Company anticipates generating an increasing quarterly revenue stream from OSA units, although there can be no assurances.

         The gross profit margin for three months ended March 31, 1997 was 36.1% compared to 32.8% for the same period in 1996. The increase in the gross profit margin compared to the prior year is primarily attributable to decreased labor and overhead costs relating to product sales at TSA.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - (Continued)

         General and administrative expenses decreased 16.9% for the three month period ended March 31, 1997 compared to the same period in 1996. This decrease is attributable to personnel reductions in the Company's corporate office, offset by higher levels of expense at the Company's subsidiary, TSI, for the comparable periods.

         Selling and marketing increased 13.3% for the six months ended March 31, 1997 compared to the same period ended in 1996. The increase was primarily attributable to the continued marketing and promotional activities in support of the OSA.

         Depreciation and amortization increased 19.3% and 19.0% for the three and six month periods ended March 31, 1997 compared to the same periods in 1996. The increase is primarily due to purchases of $1,007,369 in capital assets which consists of additional OSA units at TSI and capital equipment expenditures at TSA in the six months ended March 31, 1997. Depreciation and amortization of $157,842 was allocated to cost of sales as it directly relates to the products and services sold during the six months ended March 31, 1997 compared to $180,300 for the same period ended in 1996.

         The net income of $51,823 for the three months ended March 31, 1997 compared to a net loss of ($1,248,010) in the same period in 1996 is primarily attributable to significantly increased product and service revenues, and reduced general and administrative expenses. The decrease in the year to date net loss of ($780,844) for six months ended March 31, 1997 compared to ($1,297,739) the same period in 1996 is primarily attributable to increased product and service revenues.

         The Company anticipates that profit levels will continue at comparable levels through the third fiscal quarter ending June 30, 1997. On June 30, 1997 (as noted above) the Company's contract at TSA to produce the OHSS for the Jeep Cherokee(TM) expires. The significant negative short term impact of the loss of this contract on profitability will be partially offset by production of OHSS for the new Grand Cherokee vehicle. In order to further reduce the impact on profitability, the Company is (1) seeking aftermarket alliances at TSA, (2) attempting to increase revenues of OSA units, and
(3) will implement cost reductions, if necessary. The Company believes that these measures will be successful, however, there can be no assurances.

Liquidity and Capital Resources

         Net cash used in operating activities was ($1,000,180) for the six months ended March 31, 1997. This usage of cash was attributable to a net operating loss of $145,156 which excludes depreciation, amortization and the loss from discontinued operations, an increase in inventories of $280,154 due to the model year changeover on the Chrysler Jeep Wrangler, a decrease in accounts payable, accrued salaries, and accrued liabilities of $1,125,057. This was partially offset by a decrease in accounts receivable of 386,624, disposal of equipment of 178,324 and a decrease in prepaid expenses of $19,072.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  - Continued

Liquidity and Capital Resources - (Continued)

         Net cash provided by investing activities was $2,755,497. This source of cash was attributable to the change in net assets of Top Source Oil Analysis, Inc. ("TSOA"), formerly UTG, of $3,410,843 and reimbursement of tooling costs of $361,056, offset by $1,007,369 expended for capital assets, and $9,033 for patent costs.

         Net cash used in financing activities was ($1,167,953) which consisted of net proceeds from sales of common stock through exercise of stock options of $20,613, which was offset by the repurchase of 363,200 shares of the Company's common stock at an average purchase price of $3.27 per share, for a total of $1,188,566.

         Currently, the Company has a $3,750,000 credit facility with First Union Bank of Florida, ("Bank"). This facility, which is secured by substantially all of the assets of the Company, is comprised of two separate lines, a $1,500,000 line for short term working capital ("Credit Line"), and a $2,250,000 line to be used exclusively for the purchase of OSA units ("OSA Line".)

         On April 30, 1997, the Bank renewed the Credit Line until July 31, 1997; the OSA line expires on December 31, 1997. The Credit Line which has not been utilized since fiscal 1995, and the OSA Line which has never been utilized were both fully accessible at March 31, 1997. At May 15, 1997 no amounts were outstanding on either Line.

         On May 12, 1997, the Company received a definitive commitment from an asset based lender to provide a $5,000,000 credit facility to the Company to replace the Company's existing credit facility. Pending completion of final legal documentation and due diligence by both the lender and the Company, the Company anticipates accepting this commitment or a similar type of commitment from another asset based lender, before the expiration of the Credit Line on July 31, 1997. Based on the preliminary terms of the definitive commitment, the Company would have immediate current borrowing availability of approxi-mately $3,000,000.

          Based on current cash balances, the Credit Line, and TSA and TSI revenues, the Company believes it has sufficient cash flow and liquidity to fund its current operations and anticipated increasing OSA commercialization.

Forward-Looking Statements

         The statements discussed above under Results of Operations and Liquidity and Capital Resources relating to the Company's expectations that it anticipates (1) generating increasing revenue from OSAs and receiving additional purchase orders for OSA units, (2) signing a definitive franchise agreement, (3) obtaining aftermarket revenues at TSA , (4) maintaining fiscal second quarter profitability levels through the third fiscal quarter, (5) developing strategic relationships, (6) mitigating the financial impact of the loss Cherokee contract
(7) signing a new bank financing agreement and (8) improving current liquidity are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  - Continued

Forward-Looking Statements - (Continued)

         As the text above discusses, the results expected by any or all of these forward-looking statements may not occur. Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) the decline in current production levels at Chrysler for vehicles installing OHSS, (2) the continued reliability of the OSA technology over an extended period of time, (3) the Company's ability to market OSAs in various markets, (4) the acceptance of the OSA technology by the marketplace, (5) the general tendency of large corporations to slowly change from known technology to emerging new technology, (6) the Company's reliance on a third party to manufacture OSAs, (7) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, and (8) unanticipated business or legal disagreements which impacts the signing of a definitive franchise agreement, bank financing agreement, or strategic relationships.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           27.0 Financial Data Schedule


                  b.       Reports on Form 8-K

                           No reports on Form 8-K were filed  during the quarter
ended March 31, 1997.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOP SOURCE TECHNOLOGIES, INC.



         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer





Dated:  May  20, 1997