Form 10-Q
period 1997-06-30
TOP SOURCE TECHNOLOGIES INC
filed 1997-08-14
CIK 800055

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C. 20549


                     FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

         For Quarterly Period Ended June 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding at August  11, 1997
-----------------------------                 --------------------------------
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

                Consolidated Balance Sheets as of June 30, 1997
                 (Unaudited) and September 30, 1996........................1

                Consolidated Statements of Operations for the
                Three and Nine Months Ended June 30, 1997 and 1996
                (Unaudited)..............................................2-3

                Consolidated  Statements of Cash Flows for the Nine
                Months Ended June 30, 1997 and 1996 (Unaudited)............4

                Notes to Unaudited Interim Consolidated
                Financial Statements.....................................5-6


ITEM 2.  Management's Discussion and Analysis of Interim
         Financial Condition and Results of Operations..................6-10



                                       PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders..............11

ITEM 6.  Exhibits and Reports on Form 8-K.................................12


                                      TOP SOURCE TECHNOLOGIES, INC.
                                                Form 10-Q

                         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 AND SEPTEMBER 30, 1996
                                                (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                              June 30                   September 30
                                 ASSETS                                        1997                           1996
                                                                          ----------------              -----------------
Current Assets:
  Cash and cash equivalents                                                      $622,713                       $653,129
  Accounts receivable trade (net of allowance of
     $83,650 at September 30)                                                   3,939,865                      4,100,672
  Advances to officers                                                             72,020                          ---
  Inventories                                                                     710,699                        511,958
  Prepaid expenses                                                                281,332                        325,946
  Other                                                                           120,986                        111,685
                                                                          ----------------              -----------------
Total current assets                                                            5,747,615                      5,703,390

Property and equipment, net                                                     2,497,973                      2,503,033
Manufacturing and distribution rights and patents, net                            296,322                        333,762
Capitalized database, net                                                       2,336,736                      2,494,860
Deferred income tax assets, net                                                   355,000                        355,000
Other assets, net                                                                 807,923                        784,203
Net assets from discontinued operations                                          ---                           3,838,468
                                                                                                        -----------------
                                                                          ================
TOTAL ASSETS                                                                  $12,041,569                    $16,012,716
                                                                          ================              =================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                             $1,368,355                     $1,836,395
  Accrued salaries                                                                 16,435                        229,939
  Accrued liabilities                                                             687,049                      1,520,099
  Net liabilities from discontinued operations                                   ---                             489,558
                                                                          ----------------              -----------------
Total current liabilities                                                       2,071,839                      4,075,991
  Senior convertible notes                                                      3,020,000                      3,020,000
                                                                          ----------------              -----------------
Total liabilities                                                               5,091,839                      7,095,991

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; none outstanding                                                  ---                            ---
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 28,461,477 and 28,446,477 shares issued and
   outstanding on June 30 and September 30, respectively                           28,461                         28,446
  Additional paid-in capital                                                   28,744,451                     28,723,853
  Accumulated deficit                                                         (20,473,830)                   (19,703,789)
  Treasury stock-at cost; 466,234 and 87,534 shares
   on June 30 and September 30, respectively                                   (1,349,352)                      (131,785)
                                                                          ----------------              -----------------
Total stockholders' equity                                                      6,949,730                      8,916,725
                                                                          ----------------              -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $12,041,569                    $16,012,716
                                                                          ================              =================

See accompanying notes to unaudited interim consolidated financial statements.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    Form 10-Q

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                               1997                           1996
                                                                          ----------------              -----------------
Revenue:
Product sales                                                                  $5,589,905                     $4,665,342
Service revenue                                                                   177,715                         19,342
                                                                          ----------------              -----------------
  Net sales                                                                     5,767,620                      4,684,684
                                                                          ----------------              -----------------

Cost of sales:
Cost of product sales                                                           3,576,113                      3,103,181
Cost of services                                                                   69,282                         14,242
                                                                          ----------------              -----------------
  Cost of sales                                                                 3,645,395                      3,117,423
                                                                          ----------------              -----------------

Gross profit                                                                    2,122,225                      1,567,261
                                                                          ----------------              -----------------

Expenses:
  General and administrative                                                    1,336,434                      1,393,343
  Selling and marketing                                                           425,686                        255,208
  Depreciation and amortization                                                   286,643                        228,618
  Research and development                                                         15,831                         27,145
                                                                          ----------------              -----------------
Total expenses                                                                  2,064,594                      1,904,314
                                                                          ----------------              -----------------
Income (loss) from operations                                                      57,631                       (337,053)
Other income (expense):
  Interest income                                                                  25,215                         21,361
  Interest expense                                                                (70,000)                       (68,222)
  Other income (expense), net                                                      (6,577)                         9,527
                                                                          ----------------              -----------------
Net other expense                                                                 (51,362)                       (37,334)
                                                                          ----------------              -----------------
Income (loss) before income taxes                                                   6,269                       (374,387)
Income tax expense                                                                 (2,274)                      (212,500)
                                                                                                        -----------------
                                                                          ----------------              -----------------
Income (loss) from continuing operations                                            3,995                       (586,887)


Income (loss) from discontinued operations                                          6,808                        (87,624)
                                                                          ================              =================
Net income (loss)                                                                $ 10,803                     $ (674,511)
                                                                          ================              =================

Loss per weighted average common share outstanding:
   Continuing operations                                                                                             ($0.02)
   Discontinued operations                                                                                            (0.00)
                                                                                                        =================
     Total                                                                                                 $          (0.02)
                                                                                                        =================
Weighted average common shares outstanding                                                                    28,132,910
                                                                                                        =================

Net income per common and common equivalent share:
   Continuing operations                                                      $         0.00
   Discontinued operations                                                              0.00
                                                                          ================
     Total                                                                    $         0.00
                                                                          ================
Weighted average common and common equivalent shares:
    Primary                                                                    28,880,427
                                                                          ================
    Fully Diluted                                                              28,880,427
                                                                          ================

See accompanying notes to unaudited interim consolidated financial statements.




                          TOP SOURCE TECHNOLOGIES, INC.
                                    Form 10-Q

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                               1997                           1996
                                                                          ----------------              -----------------
Revenue:
Product sales                                                                 $13,859,582                    $11,389,339
Service revenue                                                                   377,150                         39,100
                                                                          ----------------              -----------------
  Net sales                                                                    14,236,732                     11,428,439
                                                                          ----------------              -----------------

Cost of sales:
Cost of product sales                                                           9,081,447                      7,421,004
Cost of services                                                                  147,717                         14,242
                                                                          ----------------              -----------------
  Cost of sales                                                                 9,229,164                      7,435,246
                                                                          ----------------              -----------------

Gross profit                                                                    5,007,568                      3,993,193
                                                                          ----------------              -----------------

Expenses:
  General and administrative                                                    3,818,267                      3,870,187
  Selling and marketing                                                         1,044,280                        801,372
  Depreciation and amortization                                                   826,422                        682,316
  Research and development                                                         19,056                         61,242
                                                                          ----------------              -----------------
Total expenses                                                                  5,708,025                      5,415,117
                                                                          ----------------              -----------------
Loss from operations                                                             (700,457)                    (1,421,924)
Other income (expense):
  Interest income                                                                  92,249                         87,472
  Interest expense                                                               (211,150)                      (201,962)
  Other income, net                                                                19,850                         49,476
                                                                          ----------------              -----------------
Net other expense                                                                 (99,051)                       (65,014)
                                                                          ----------------              -----------------
Loss before income taxes                                                         (799,508)                    (1,486,938)
Income tax expense                                                                (39,274)                      (395,000)

                                                                          ----------------              -----------------
Loss from continuing operations                                                  (838,782)                    (1,881,938)


Income (loss) from discontinued operations                                         68,741                        (90,312)
                                                                          ================              =================
Net loss                                                                       $ (770,041)                   $ (1,972,250)
                                                                          ================              =================

Loss per weighted average common share outstanding:
   Continuing operations                                                      $        (0.03)              $          (0.07)
   Discontinued operations                                                              0.00                          (0.00)
                                                                          ================              =================
     Total                                                                    $        (0.03)              $          (0.07)
                                                                          ================              =================
Weighted average common shares outstanding                                     28,089,261                     27,929,600
                                                                          ================              =================








See accompanying notes to unaudited interim consolidated financial statements.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    Form 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                               1997                             1996
                                                                          ----------------              -----------------

    Net loss                                                                    ($770,041)                   ($1,972,250)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Loss (income) from discontinued operations                                   (68,741)                         90,312
    Depreciation                                                                  858,733                        716,261
    Amortization                                                                  207,612                        207,367
    Disposal of equipment                                                         236,080                         23,513
    Decrease in deferred income tax assets, net                                     ---                          325,000
    Advances to officers                                                          (72,020)                         ---
    Decrease (increase) in accounts receivable, net                               160,807                       (501,118)
    Increase in inventories                                                      (198,741)                      (556,378)
    Decrease (increase) in prepaid expenses                                        44,614                         (4,028)
    Increase in other assets                                                      (36,036)                       (56,295)
    Increase (decrease) in accounts payable                                      (468,040)                       284,115
    Decrease in accrued salaries                                                 (213,504)                      (269,675)
    Decrease in accrued liabilities                                              (833,050)                      (151,946)
                                                                          ----------------              -----------------
Net cash used in operating activities                                          (1,152,327)                    (1,865,122)
                                                                          ----------------              -----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                   (1,450,809)                    (1,072,424)
    Reimbursement of tooling costs                                                361,056                        465,222
    Additions to patent costs, net                                                 (9,033)                       (38,391)
    Discontinued operations - change in net assets                              3,417,651                        217,433
                                                                          ----------------              -----------------
Net cash provided by (used in) investing activities                             2,318,865                       (428,160)
                                                                          ----------------              -----------------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                        20,613                      1,104,415
    Repurchase of treasury stock                                               (1,217,567)                         ---
    Proceeds from borrowings                                                        ---                          960,000
                                                                                                        -----------------
                                                                          ----------------
Net cash provided by (used in) financing activities                            (1,196,954)                     2,064,415
                                                                          ----------------              -----------------
Net decrease in cash and cash equivalents                                         (30,416)                      (228,867)
Cash and cash equivalents at beginning of period                                  653,129                      1,154,137
                                                                          ----------------              -----------------
Cash and cash equivalents at end of period                                       $622,713                       $925,270
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



New Accounting Standard

          In February 1997, the Financial Accounting Standards Board ("FASB")" issued Statement of Financial Accounting Standards ("SFAS") No. 128,
     "Earnings Per Share". SFAS No. 128 supersedes the previous standard (Accounting Principles Board Opinion No. 15), modifies the methodology for calculating earnings per share, and is effective for periods ending after December 15, 1997; early adoption is not permitted. Upon adoption, the Company will be required to restate previously reported earnings per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would not have been different from the earnings per share amounts reported herein for the quarter ending June 30, 1997.

2.       INVENTORIES

         Inventories consisted of the following:
                                          June 30,          September 30,
                                            1997                1996
                                            ----                ----



           Raw materials            $     547,245            $    398,248
           Finished goods                 163,454                 113,710
                                          -------                 -------
                                    $     710,699            $    511,958
                                    =============            ============

                                      TOP SOURCE TECHNOLOGIES, INC.
                                                FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.       TREASURY STOCK

          On November 12, 1996, the Company announced that it had put into effect a stock repurchase plan to repurchase up to 400,000 shares of its common stock. From November 12, 1996 through August 11, 1997, the Company repurchased 378,700 shares of the Company's common stock at an average purchase price of $3.21.


          All shares of common stock purchased through the period ended June 30, 1997 are included in treasury stock in the accompanying balance sheet. The Company anticipates no further stock repurchases for the immediate future.


4.       DISCONTINUED OPERATIONS

          On September 12, 1996, the Company's Board of Directors approved a plan to sell certain assets and liabilities of the Company's oil analysis subsidiary, Top Source Oil Analysis, Inc., (currently inactive) formerly named United Testing Group, Inc. ("UTG"). The sale was consummated on October 30, 1996. The income and losses of UTG for the three and nine months ended June 30, 1997 and 1996 are included in the consolidated statement of operations under "discontinued operations". Income from discontinued operations for the three and nine month periods ended June 30, 1997 is the result of changes in estimates relating to cost to dispose of these operations. Revenue from such operations for both the three and nine months ended June 30, 1997 was $0, and $1,112,550 and $3,398,685 for the three and nine month periods ended in 1996, respectively, and was not included in service revenue in the accompanying consolidated statements of operations.



5.       RESTRUCTURING

          During July 1997, the Company undertook and substantially completed a Company-wide restructuring. During this time period, the Company closed its New York investor relations office, consolidated its Top Source Instruments operations in Farmington Hills, Michigan into its Top Source Automotive facility in Troy, Michigan and reduced its personnel by approximately one-third from 78 employees to 54 employees. The Company believes that these reductions will not have an adverse impact on its sales, marketing and administrative capabilities. The Company anticipates that this restructuring will result in a net one-time charge to earnings of approximately $350,000 in the fourth quarter of fiscal 1997 and will result in annualized ongoing operating cost savings in excess of $2.0 million based on the size of current operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Total revenue for the three and nine month periods ended June 30, 1997 was $5,767,620 and $14,236,732, respectively, compared to $4,684,684 and
     $11,428,439, respectively, for the same periods in fiscal 1996. The $1,082,936 and $2,808,293 increase in revenue for the three and nine month periods ended June 30, 1997 is primarily attributable to increased product sales of overhead speaker systems ("OHSS") at the Company's Top Source Automotive, Inc. subsidiary ("TSA"); and increased service revenue from the sale and lease of On-Site Analyzers ("OSAs") at Top Source Instruments, Inc. ("TSI") compared to the same periods ended June 30, 1996. Service revenue for the nine month period ended June 30, 1997 was $377,150 compared to $39,100 for the nine month period ended June 30, 1996.

                                      TOP SOURCE TECHNOLOGIES, INC.
                                                FORM 10-Q



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued


Results of Operations - (Continued)

Top Source Automotive, Inc.

          On June 30, 1997, TSA's contract to provide the OHSS for the Cherokee expired. This loss combined with the planned July 1997 temporary plant shutdown at Chrysler, partially offset by the commencement of shipments in August of OHSS for the new Grand Cherokee vehicle, will result in fiscal fourth quarter TSA revenues approximating 50% of second and third quarter fiscal 1997 levels. Based on existing programs, overall TSA revenue for fiscal year 1998, excluding any new aftermarket business that can be obtained, is estimated to be 20% to 35% below comparable fiscal 1997 levels.

          TSA is currently seeking strategic relationships and has signed confidentiality agreements with two major Original Equipment Manufacturer ("OEM") suppliers that could result in production line orders for OHSS in fiscal years after 1998.

          In addition, the Company is seeking strategic relationships with several aftermarket suppliers. One test market program with Kenwood U.S.A. is scheduled to begin in the first fiscal quarter of 1998. These potential aftermarket programs, if successful, could result in significant fiscal 1998 revenues; however, there can be no assurances that these contracts can be obtained, or that these contracts will offset or exceed the loss of revenues and profits on the Cherokee contract.



Top Source Instruments, Inc.

          During fiscal 1997, TSI has focused most of its resources and efforts on commercializing OSAs in three primary markets; powertrain development at OEMs, franchised mini-labs which would use OSAs to service a variety of industries, and refineries. In February and June 1997, the Company sold one OSA unit to Hyundai Motor Corp. and Chrysler, respectively, for use in powertrain development. These sales have accounted for 294,500 or 78% of the total fiscal 1997 TSI revenue. In May 1997, TSI shipped an OSA unit for powertrain evaluation to another automotive OEM in Detroit, Michigan.


          On May 16, 1997, the Company extended until December 31, 1997, its letter agreement (originally signed on January 10, 1997) with Cleveland Technical Center ("CTC") a division of Conam Inspection, Inc. (the purchaser of the UTG assets - see Discontinued Operations) a subsidiary of Stavely Industries, plc. from the United Kingdom, to jointly market OSAs in North America. Under the terms of this agreement, TSI and CTC will jointly establish pilot OSA mini-laboratories for the purpose of determining the value of a North American franchise system. CTC plans to open a mini-lab of this nature in September 1997. The Company believes it will sign a definitive franchise agreement with Conam or other parties that will yield multiple OSA sales; however, there can be no assurances as to the timing of this agreement.

                                      TOP SOURCE TECHNOLOGIES, INC.
                                                FORM 10-Q


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued


Top Source Instruments, Inc. - (Continued)

          Since the Fall of 1994, the Company has been working at the Exxon, Baton Rouge, Louisiana, refinery attempting to develop a production ready OSA for use in hydro-carbon processing. This highly complex project requires higher levels of precision than required for OSA applications in most other industries and has involved repeated hardware and software modifications to the standard OSA unit.

          To date, the Company has been unable to achieve the consistent levels of precision necessary to gain production acceptance from Exxon for the OSA unit for use in hydro-carbon processing applications. The Company has retained a highly respected consultant in the refinery industry and continues to believe that it will be successful in meeting required precision levels. Due to previous delays and the difficulty in interpreting the efficiency of new technology development, there can be no assurances as to the timing of ultimate success of OSAs in this specific application.

          In addition to the hydro-carbon processing applications in the refineries, the Company believes there are two other applications within refineries where the OSAs meet required precision levels; equipment maintenance ("EM") and blending site operations. Currently, there is an EM unit at the Baton Rouge refinery generating nominal revenue. The Company intends to expand its efforts to commercialize these two OSA applications within this and other refineries, although there can be no assurances as to degree or timing.


          Although the commercialization of OSAs has taken longer than anticipated, based on the continuing reliability demonstrated by OSA units over a long period of time, sales and marketing initiatives in progress, and customer endorsements, the Company anticipates generating an increasing quarterly revenue stream from OSA units, although there can be no assurances as to degree or timing.


Operating Ratios and Analyses

          The gross profit margin for three months ended June 30, 1997 was 36.8% compared to 33.5% for the same period in 1996. The increase in the gross profit margin compared to the prior year is primarily attributable to decreased labor and overhead costs relating to product sales at TSA.

          General and administrative expenses decreased $56,909 for the three month period ended June 30, 1997 compared to the same period in 1996. This decrease is attributable to personnel reductions in the Company's corporate office, partially offset by higher levels of expense at the Company's subsidiary, TSI, for the comparable period.

                                      TOP SOURCE TECHNOLOGIES, INC.
                                                FORM 10-Q


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

Results of Operations - (Continued)


          Selling and marketing increased 66.8% and 30.3% for the three and nine months ended June 30, 1997 compared to the same periods ended in 1996. The increase was primarily attributable to the continued marketing and promotional activities in support of the OSA.

          Depreciation and amortization increased 25.4% and 21.1% for the three and nine month periods ended June 30, 1997 compared to the same periods in 1996. The increase is primarily due to purchases of $1,450,809 in capital assets which consists of additional OSA units at TSI and capital equipment expenditures at TSA in the nine months ended June 30, 1997. Depreciation and amortization of $239,923 was allocated to cost of sales as it directly relates to the products and services sold during the nine months ended June 30, 1997 compared to $241,312 for the same period ended in 1996.


Net Income (Loss) Analysis

          The net income of $10,803 for the three months ended June 30, 1997 compared to a net loss of ($674,511) in the same period in 1996 is primarily attributable to significantly increased product and service revenues. The decrease in the year-to-date net loss of ($770,041) for nine months ending June 30, 1997 compared to ($1,972,250) the same period in 1996 is also primarily attributable to increased product and service revenues.

          As noted above, the Company's contract at TSA to produce the OHSS for the Jeep(R) Cherokee expired on June 30, 1997. The significant negative short term impact of the loss of this contract on consolidated profitability will be partially offset by production of OHSS for the new Jeep(R) Grand Cherokee vehicle commencing in August 1997. In order to further reduce the impact on profitability, the Company is (1) seeking aftermarket alliances at TSA, (2) attempting to increase revenues of OSA units, and (3)has implemented a fourth quarter restructuring as discussed above. The Company believes that these measures beginning in fiscal 1998 will be successful in restoring profitability to levels comparable to or exceeding third quarter fiscal 1997 results, however, there can be no assurances.

Liquidity and Capital Resources

     Net cash used in operating activities was ($1,152,327) for the nine months ended June 30, 1997. This usage of cash was attributable to an increase in inventories of $198,741 due to the build-up of inventory for the new Jeep(R) Grand Cherokee vehicle and a decrease in accounts payable, accrued salaries, and accrued liabilities of $1,514,594. This was partially offset by a net operating income of $227,563 which excludes depreciation, amortization and the income from discontinued operations, a decrease in accounts receivable of $160,807, disposal of equipment of $236,080 and a decrease in prepaid expenses of $44,614.

                                      TOP SOURCE TECHNOLOGIES, INC.
                                                FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

Liquidity and Capital Resources - (Continued)

          Net cash provided by investing activities was $2,318,865. This source of cash was attributable to the change in net assets of Top Source Oil Analysis, Inc. ("TSOA"), formerly UTG, of $3,417,651 and reimbursement of tooling costs of $361,056, offset by $1,450,809 expended for capital assets, and $9,033 for patent costs.

          Net cash used in financing activities was ($1,196,954) which consisted of net proceeds from sales of common stock through exercise of stock options of $20,613, which was offset by the repurchase of 378,700 shares of the Company's common stock at an average purchase price of $3.21 per share, for a total of $1,217,567.

          Prior to July 1, 1997, the Company had a $3,750,000 credit facility with First Union Bank of Florida, ("First Union"). At June 30, 1997, no amounts were outstanding on this facility. On July 1, 1997, the Company entered into a three-year $5,000,000 asset-based financing agreement ("Credit Facility") with NationsCredit Commercial Corporation ("Nations"). This Credit Facility replaced the facility with First Union which was canceled by the Company as a condition of the new Credit Facility. The Credit Facility, which is secured by the assets of the Company enables it to borrow up to $5,000,000 based upon certain percentages of accounts receivable and inventory balances. The interest rate on this Credit Facility is 1-1/2% over the prime rate with a required minimum borrowing level of $2,500,000 for fee calculation purposes. In addition, Nations was granted 25,000 stock options in Top Source common stock at a price equal to 105% of the fair market value of the Company's common stock at the date of the closing of the Credit Facility. As of August 11, 1997, $1,010,649 was available and outstanding on this Credit Facility.

          Based on current cash balances, the new Credit Facility, and TSA and TSI revenues, the Company believes it has sufficient cash flow and liquidity to fund its current operations and anticipated increasing OSA commercialization.


Forward-Looking Statements

          The statements discussed above under Results of Operations and Liquidity and Capital Resources relating to the Company's expectations that it anticipates (1) generating increasing revenue from OSAs and receiving additional purchase orders for OSA units, (2) signing a definitive franchise agreement, (3) obtaining aftermarket and production line revenues at TSA, (4) developing strategic relationships, (5) mitigating the financial impact of the loss of the Jeep(R) Cherokee contract and (6) improving current liquidity and operating results are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

                                      TOP SOURCE TECHNOLOGIES, INC.
                                                FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

Forward-Looking Statements - (Continued)

As   the text  above  discusses,  the  results  expected  by any or all of these forward-looking statements may not occur. Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) the decline in current production levels at Chrysler for vehicles installing OHSS, (2) the continued reliability of the OSA technology over an extended period of time, (3) the Company's ability to market OSAs in various markets, (4) the acceptance of the OSA technology by the marketplace, (5) the general tendency of large corporations to slowly change from known technology to emerging new technology, (6) the Company's reliance on a third party to manufacture OSAs, (7) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, and (8) unanticipated business or legal disagreements which impacts the signing of a definitive franchise agreement or strategic relationships.



                                       PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 15, 1997, the Shareholders approved the following proposals at the Annual Shareholder's Meeting:

-------------------------------------------------------------- ------------- ------------- ----------------- -------------
                                                                                                                BROKER
                          PROPOSALS                                FOR         AGAINST     ABSTENTIONS        NON-VOTES

-------------------------------------------------------------- ------------- ------------- ----------------- -------------
o Elected nominee to the Board of Directors of the
Company to serve until the Company's next annual meeting

Nominee:    Stuart Landow

The terms of the following Directors, in addition to Mr.       21,813,439    1,458,858     9,475                  0
Landow,  will continue until their applicable term expires:

                                       Ronald P. Burd
                                       Clinton D. Lauer
                                       Paul F. Moore
                                       Mani A. Sadeghi
                                       William C. Willis, Jr.

-------------------------------------------------------------- ------------- ------------- ----------------- -------------

o Ratified the appointment of Arthur Anderson LLP as
independent auditors for the fiscal year ended September 30,
1997                                                           22,836,985     364,624       80,163                 0


-------------------------------------------------------------- ------------- ------------- ----------------- -------------
o Approved the transaction of other lawful business that may
properly come before the meeting                               21,632,631   1,412,525      236,616                0


-------------------------------------------------------------- ------------- ------------- ----------------- -------------
Total shares voted:       23,281,772

Total shares eligible:    28,016,243
-------------------------------------------------------------- ------------- ------------- ----------------- -------------

                                      TOP SOURCE TECHNOLOGIES, INC.
                                                FORM 10-Q




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  10.25    NationsCredit Agreement dated July 1, 1997

                  10.26    Amendment to Stuart Landow Employment Agreement

                  11.0     Schedule of Computation of Net Income Per Share

                  27.0     Financial Data Schedule


         b.       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1997.



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TOP SOURCE TECHNOLOGIES, INC.



         By:       /s/ DAVID NATAN
                   ---------------

                  David Natan
                  Vice President and Chief Financial Officer



Dated:  August 14, 1997
                                                     12