Form 10-K
period 1997-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1998-01-13
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

 [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the year ended September 30, 1997

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of January 6, 1998, 28,561,477 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on January 6, 1998 on the closing sales price) held by non-affiliates of the Registrant, was approximately $36,931,160.

                             Documents Incorporated by Reference

Location in Form 10-K                           Incorporated Document
Part III-Items 10, 11, & 12      Definitive Proxy Statement in connection with
                                 its annual meeting of stockholders to be held on April 23, 1998

                                    PART I


ITEM 1.  BUSINESS

A.  General Description of Business

Top Source Technologies, Inc. (the "Company") was organized in 1986 to distribute a patented overhead mounted speaker system ("OHSS") for vehicles. In 1989, the Company's mission was expanded to include developing and marketing of products, services and technologies for the transportation and related industries. The Company has since further expanded its product line. In addition to the OHSS, in 1993 and 1994 the Company acquired three oil analysis laboratories which were subsequently sold, (see Item 8 - Financial Statements and Supplementary Date, Note 3, Discontinued Operations, and the heading "Sale of the United Testing Group ("UTG") Discontinued Operations" in this Business Section) and has developed a proprietary oil analysis instrument, the On-Site Oil Analyzer ("OSA") for use in the automotive, powertrain development, petrochemical and numerous other industries. The Company also licenses one safety restraint technology, Acceleration Restraint Curve Safety Seat ("ARCS") from the Massachusetts Institute of Technology ("M.I.T.").

As of January 5, 1998 the Company had four subsidiaries: Top Source Automotive, Inc. ("TSA") located in Troy, Michigan, Top Source Instruments, Inc. ("TSI"), formerly named OSA Inc., located in Atlanta, Georgia , and Troy, Michigan; ARCS Safety Seat, Inc. ("ARCS, Inc.") located in Troy , Michigan, and Top Source Oil Analysis Inc. ("TSOA") formerly named UTG Inc. and currently inactive and a discontinued operation. In fiscal 1997, the Company derived substantially all of its revenue from sales of its OHSS at TSA. Service revenue from UTG for the fiscal years ended September 30, 1996 and 1995 has been reclassified and is included in the Company's financial statements as "discontinued operations."


B.  Financial Information About Industry Segments

     The Company currently has two industry segments: automotive technology, TSA, and oil analysis service, TSI. (For information on industry segments, see
Item 8. - Financial Statements and Supplementary Data, Note 18, Segment Information.)

C.  Narrative Description of Business

General
The Company markets one product, an OHSS, and provides one service, oil analysis. The Company has three proprietary technologies: OHSS which generated approximately 98% of the Company's revenue, OSA which generated approximately 2% of the Company's revenues; and ARCS, which is non-revenue generating. Another technology, Engine Fuel Economy Emissions Control Reduction System ("EFECS"), was also licensed from M.I.T. and subsequently sold pursuant to a royalty agreement in May 1995. (See Item 8. - Financial Statements and Supplementary Data, Note 17 and the heading "EFECS" in this Business Section.) . The EFECS technology generated $50,000 in royalties (included in Other Income in the Financial Statements) for the fiscal year ended September 30, 1997.

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

In 1992, TSA focused its marketing effort on expanded production line installation opportunities for both the Wrangler and Cherokee, and the Company received its first production line orders for both the Wrangler and the Cherokee. That opportunity resulted in significant increases in OHSS volumes compared to dealer installed application. To support that effort the Company, in early 1993, established its own assembly operation in a leased Michigan facility. The in-house assembly assured reduced costs and gave TSA total control of quality and delivery schedules. By September 1993, the Company was shipping significantly increased OHSS units due to the production line purchase orders.

In 1990, the TSA shipped approximately 7,480 OHSS units. During fiscal 1997, that number of units shipped had grown to 196,884 OHSS units, of which 2,472 units were shipped to Venezuela

In January 1996, TSA started shipments of a new Jeep(R) Wrangler OHSS model designed for the completely redesigned Wrangler. Although no formal commitments beyond model year 1997 have been received, the Company believes that this program is effective at least through year 2003. In August 1997, the Company started shipping units for the new Grand Cherokee vehicle, a new production line contract the Company had been awarded in 1996. The Grand Cherokee contract is expected to run through the end of fiscal 1998.

During the fourth quarter of fiscal 1997, the Jeep(R) Cherokee contract, which accounted for approximately 44% of TSA's fiscal 1997 revenues expired. Based on the anticipated sales of TSA's two remaining production line contracts (Wrangler and Grand Cherokee), TSA believes it can reduce the impact of the loss of the Cherokee Program during 1998, excluding any additional after-market revenue that can be generated from new programs, to a level where total 1998 TSA revenues will approximate 70 to 75% of 1997 levels.

The Company believes it can meet additional potential demand for its OHSS from present or new customers due to available capacity at TSA's plant. Components of the OHSS such as speakers, grills, wiring harnesses, housings and dome lights are sourced either by the Company or the OEM customer. Back-up supply sources are available for all components.

During fiscal 1997 the Company applied for new patents covering several new potential vehicle sound enhancement and modification devices unrelated to the OHSS. The goal of the new designs is to open up a wider target market range of vehicles than the truck, van and sport utility vehicle market. The Company believes that some of the concepts submitted will receive patents and will eventually lead to the development of one or more commercially viable products, however; there can be no assurances that any patents will be received, and if received, will result in the generation of a significant source of revenue in the foreseeable future.

In addition to the new product concepts described above, in 1997 the Company began seeking strategic alliances with several major automobile after-market retailers. On June 23, 1997 the Company entered into an agreement with Kenwood U.S.A.("Kenwood") to design and build custom overhead mounted enclosures to house Kenwood's high quality speakers. At that time TSA began working with Kenwood on a custom designed OHSS for a high volume pick-up truck. In early January, 1998 this new after-market product will be displayed at the Consumers Electronic Show in Las Vegas, Nevada and will appear in Kenwood's 1998 catalog. In addition to Kenwood, the Company is in discussions with several other major after-market retailers to produce similar type custom products.

Due to the receipt by TSA in both 1996 and 1997 of Chrysler's Gold Pentastar award for quality, performance and on-time delivery, TSA's unique patent position and due to TSA's growing visibility in the overhead speaker market, TSA anticipates receiving some new aftermarket contracts and developing products that will result in significant revenues during the latter part of 1998 and for years beyond; however, there can be no assurances that these contracts can be obtained or that the new products developed, if any, will offset or exceed the loss of the profit on the Cherokee contract.

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

ITEM 1.  BUSINESS (continued)

All major oil companies provide oil analysis service for their industrial and commercial lubricant customers to help them monitor the service and maintenance needs of their equipment. These oil companies either contract with an independent laboratory for a private label package or perform the service in their own laboratory.

In March of 1992, the Company decided to pursue the concept of an On-Site Analyzer using the advanced software technology, automated diagnostic system and proprietary database developed and used at Spectro/Metrics, Inc. ("SMI"), then a privately owned oil analysis laboratory. The Company entered into an agreement with SMI to solicit instrument manufacturers with the goal of designing and building a low cost test instrument for use on the shop floor, which was capable of performing many of the services provided by an oil analysis laboratory. The goal was to provide almost instant results by eliminating the need to send a sample to a laboratory. Initially, the Company intended to license the proprietary software and database from SMI, purchase OSAs from an instrument manufacturer and either sell the instrument or sell the service on a per test basis. The Company also conducted primary market research in many markets to verify the demand, acceptability and requirements of an OSA.

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

On March 3, 1995, the Company and TJA signed a long-term OSA agreement. The agreement provides for exclusive manufacturing rights for TJA and exclusive distribution rights for the Company for petrochemical products and synthetics used as lubrication. The Company has received three patents on various aspects of the instrument and applied for several others. The Company believes that TJA has also applied for and received patents on the instrument. There is presently no known technology competitive to OSA. The proprietary nature of the OSA is also protected by trade secrets, high cost of development, requirement of a large database and a highly complex analytical process. As of January, 1998, the Company knows of no other supplier capable of developing a comparable unit in the near term.

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

From July 1993 through September 1996, UTG added a significant amount of new and diverse oil analysis samples to its database. This database became essential to the development of the computer software that operates and controls the precision and accuracy of the OSA machines. In July 1996, (1) with TSI having completed the majority of the OSA software development and modification, (2) the inability of UTG to become profitable at the then current sales levels, and (3) the decision by the Company to focus its resources on the proprietary OSA and OHSS products; the Company agreed to sell its three oil analysis laboratories. (See below.)


Sale of United Testing Group Assets - Discontinued Operations

On July 31, 1996, the Company entered into a non-binding Memorandum of Understanding to sell substantially all of the assets of its wholly-owned subsidiary, UTG, now called TSOA to Conam Inspection, Inc., ("Conam") a subsidiary of Staveley Industries, plc ("Staveley") from the United Kingdom.

On September 12, 1996, the Company agreed to the financial terms of the sale with Conam and adopted a plan to discontinue UTG operations effective for the Company's fiscal year ended September 30, 1996. On October 30, 1996, pursuant to an Asset Purchase Agreement (filed by the Company on Form 8-K dated November 12,
1996) ("Agreement") the Company sold substantially all of UTG's assets to Conam.

Under the financial terms of the Agreement, Conam purchased for $3,348,910 in cash, after closing adjustments, all of UTG's property, plant and equipment, deposits, supplies inventory, trademarks and patents, and goodwill, and agreed to assume substantially all of UTG's liability for outstanding prepaid oil analysis kits, and the liability for various equipment and facility leases. (See Financial Statements and Supplementary Data, Note 3 - Discontinued Operations.) Of this amount $200,000 was placed in an escrow account for a one-year period to cover undisclosed liabilities not assumed by Conam. On November 5, 1997, the escrow balance of $200,000 and $ 9,620 in accrued interest was returned to the Company.

After the transaction of October 30, 1996, UTG retained ownership of all pre October 30th net trade accounts receivable balances amounting to $573,076 .
During fiscal 1997, the Company collected all of the outstanding receivable balance. Also, as part of the transaction, the Company maintained ownership of its proprietary oil analysis database used for creating quantification files for the Company's OSA units. Conam agreed to lease this database for a ten-year period for a cash prepayment of $100,000. For an additional payment of $100,000, Conam also agreed to lease two OSA units for a three-year period with a nominal buyout at the end of the lease. During fiscal 1997, the Company recognized $43,333 in revenue from the lease of the database and two OSA units.

OSA Development

In July 1993, OSA Inc. ("OSAI") was formed as a wholly-owned subsidiary of the Company to exclusively develop the OSA program. On September 12, 1996 pursuant to the restructuring, the name of OSAI was changed to TSI. (See "Restructuring of TSI" in this Business Section.) The Company, since 1993, has staffed TSI with spectroscopists, instrument specialists, sales and marketing, systems and programmer personnel as well as technicians capable of assisting in installation, operation and training.

During August 1993, TJA and OSAI produced an Alpha developmental prototype that appeared to be able to meet the requirements and specifications established for the OSA. In December 1993, TSI introduced the first OSA Beta prototype at Chevron's national oil distributor convention in San Diego. Concurrently, TSI placed an order with TJA to manufacture additional Beta OSA units. The intent was to place OSAs in the field at various locations to identify any issues yet to be resolved before a final design was established for larger distribution.

During 1993, the Company confirmed with several oil companies that they had a strong interest for OSA use in their operations for process control, pipe line monitoring, and maintenance of equipment such as compressors, pumps, engines and gear cases. The petroleum processing industry, including refining, blending and recycling, is today a large user of oil analysis. Presently, oil production facilities rely on in-house central laboratories for quality control testing after each production process. It generally takes more than six hours to get results which determine if the product is acceptable to go on to the next process or to be shipped. OSA has the potential to become an at, or on-line process controller which could provide operators with almost instant information concerning the quality of the product. This would permit adjustments to the process to keep the product "in spec", creating significant cost savings and increases in production speeds.

In December 1993, the Company signed a confidentiality agreement with Exxon corporation ("Exxon") and began evaluating the OSA capability for use in monitoring equipment for maintenance, such as compressors, as well as for process control in the refining operation. Encouraged by the preliminary results after evaluating a variety of petroleum and lube oil products, the Company and Exxon signed a lease in July of 1994 for three OSA units, Two were designated for process control (`refinery OSA units") and one for equipment maintenance. All three were initially operated to evaluate durability, accuracy and repeatability, with data compared to the internal Exxon quality control laboratory.

The equipment maintenance unit, with enhancements, has met the requirements to be used regularly, although revenue to date has been nominal. The Company is working on further hardware and software enhancements to improve the economic viability of the OSA for equipment maintenance by expanding its capability.

The process control unit project, which also started in 1994, was much more difficult, in terms of hardware and software development, than anticipated. From 1994 through mid 1997, the Company dedicated significant resources to modify and enhance the two refinery OSA units in order to meet Exxon's stringent and highly technical requirements. Although significant progress was made, and certain milestones were achieved, the refinery OSA units did not receive production approval from Exxon in 1997. The reliability of the refinery OSA unit was determined to be acceptable, however, accuracy had not reached required levels in all areas. In order to achieve refinery production acceptance, all critical test areas must generate accepted levels of accuracy.

Presently, the Company continues to believe that the OSA unit can achieve acceptance and provide large economic benefits to the refinery industry. In order to bolster its efforts in this area, during the latter part of 1997, the Company hired a world recognized specialist in the hydrocarbon and oil analysis industry. Additionally, in December 1997, the Company entered into a research agreement with the University of Tennessee's Measurement and Control Center Engineering Center ("MCEC") which is supported by the petroleum industry. Under the terms of the agreement, the Company agreed to participate in the funding of a one year feasibility study on spectroscopic methods on petroleum stream properties. The financial commitment by the Company for this project is estimated to be between $75,000 and $100,000. In addition to financial support, the Company will, also, send to the MCEC one of the original two Exxon refinery OSA units to aid in their research. All models and data derived in this study will become the exclusive property of the Company.

The Company believes that this research study at the University of Tennessee will ultimately result in the development of an OSA unit that will meet Exxon and other refinery requirements. However, due to previous delays and the length of the project, ongoing and changing technical requirements, and the difficulty in introducing and receiving customer acceptance for new technology, there can be no assurances as to the success or timing of future Exxon or other refinery OSA purchase orders.

Simultaneously with the work being done on refinery OSA units, in July 1994, the first 15 Beta equipment maintenance OSA (the original basic design) units were shipped to various business test sites. From July 1994 and through mid-August 1995, the Company and TJA identified and corrected many unexpected design flaws and made modifications necessary for the OSAs to operate reliably. Due to these engineering changes, the Company was unable to generate any revenue on these OSA units.

By the end of August 1995, the Company had retrofitted all existing Beta units at customer sites and began shipping the newly designed units to additional customers for evaluation and testing. In September 1995, the customers began re-testing the OSAs in order to ensure the required reliability and performance existed.

During 1996 and 1997, the Company has continued to send OSA units to various test market locations in diverse industries and has generated a nominal amount of revenue from leased OSA units. In 1997, the Company completed the first outright sales of two OSA units in the OEM powertrain development industry. One unit was sold to Chrysler in June 1997 for $ 149,500. The other unit was sold to Hyundai Corporation in February 1997 for $ 145,200 In October 1997 , TSI received an award from Chrysler verifying that the OSA unit that Chrysler purchased had generated a $2,000,000 cost savings for Chrysler under the terms of its Supplier Cost Reduction Program ("SCORE").

Also, based on market information obtained at test locations the Company has modified its pricing strategy to match the economics of various OSA markets. These pricing guidelines now offer the customer five different methods of obtaining the benefits of OSA usage. These methods are (1) outright purchase,
(2) operating leases, (3) capital leases, (4) per click usage, and (5) several other pricing structures whereby TSI provides for the rental of both the OSA unit and a trained operator on hourly basis or lease basis.

As of January 9, 1998, the Company is generating ongoing nominal monthly lease revenue from five leased OSA units at (1) a truck stop location, (2) automobile dealership, (3) OEM engine development facility, (4) a municipality and (5) at a refinery. In addition, the Company is recognizing revenue from the two OSA units leased to Conam in connection with sale of the UTG assets (see "Sale of United Testing Group Assets- Discontinued Operations" in this Business Section), and is receiving nominal revenue from a Company-owned test mini-lab at its TSA facility in Troy, Michigan.

Currently, there are OSA units at 14 different locations in a wide variety of industries in various stages of testing. The Company anticipates receiving purchase orders to buy or lease one or more OSA units from some of these test locations; however, there can be no assurances as to the quantity of units and the timing of these purchase orders.

Each OSA currently has the capacity to effectively analyze approximately eight samples per hour. Software enhancements currently in process will increase the samples per hour to 12. The Company believes that the OSA units are now user friendly, self-calibrating, self-diagnostic, and capable of being operated by non-technical personnel in a non-laboratory environment.

Although the commercialization by the Company of OSA units has occurred at slower than anticipated pace, the Company believes it has gained valuable market information from OSAs at test locations that has enabled it to identify primary and secondary markets and to devise a strategy to help accelerate OSA revenue growth. The Company currently believes that its primary markets are in powertrain development locations, franchising mini-laboratories which would encompass new and used car dealers and car "superstores", fleets, municipalities, quick lubes, auto and truck service centers, truck stops, industrial and marine locations, and the refinery and petrochemical industry.

To date, the Company has used its existing cash resources to fund the development of OSA units and the operations of TSI. Future units will continue to be paid for with available cash and credit lines, if necessary. (See Financial Statements and Supplementary Data, Note 10 and Debt and Liquidity and Capital Resources in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

TSI Marketing and Franchise Agreements
During 1997, the Company and Conam, the acquirer of the UTG assets, entered into two non-exclusive marketing agreements to help market and commercialize OSA in the area of franchising, and in the refinery industry. Throughout 1997, the companies worked together with the goal of entering into an exclusive long-term arrangement to distribute and market OSA on an exclusive basis in North America. On December 31, 1997, both agreements expired, however, Conam continues to operate one pilot OSA franchise location and discussions are continuing on a limited basis.

Currently, the Company continues to seek strategic business partners both domestically and internationally in synergistic industries who possess established infrastructure and resources to help improve and accelerate OSA commercialization.

Restructuring of TSI Operations
As a result of the sale of UTG and favorable initial interest in OSA by several Detroit OEMs in fiscal 1996 the Company incurred a $725,000 restructuring charge, relocated TSIs office and certain personnel from Atlanta to Troy and made several management changes. In 1997, the intended impact of these changes which was to increase OSA revenues thus helping to improve consolidated operating results, did not materialize. Consequently, during fiscal 1997, the Company initiated another Company-wide restructuring.

In a series of moves, the Company hired a new Chief Executive Officer ("CEO"), closed its New York City investor relations office, consolidated its Farmington Hills, Michigan TSI operations into its Troy, Michigan TSA facility and reduced overall Company-wide personnel by approximately one-third. This restructuring resulted in a one-time charge to 1997 earnings of approximately $416,000; and reduced Company expenses on an annualized basis by approximately $2,000,000.

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

A prototype seat was built in October 1990. The Company selected the Wayne State University Biomechanics Department, based in Detroit, to conduct the sled tests. The sled test results proved ARCS' ability to provide significant injury reduction potential for vehicle occupants during a frontal crash. Sled tests were conducted with the occupant restrained by a shoulder harness only without the use of an air bag or lapbelt, and the instrument panel and steering column were removed. During the third and fourth quarters of fiscal year 1994, a major Detroit automaker sled-tested the ARCS technology in a second vehicle. The results were within Federal Safety Standards with the occupant restrained using the ARCS seat motion for the lower torso and an air bag for the upper body. The Company is unaware of any other moving seat technology that has been successfully tested by a major automobile manufacturer. In December 1996, the U.S. Patent Office granted patent protection for ARCS technology.

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

EFECS
In early 1990, the technology licensing office at M.I.T. offered the Company a new technology that promised to improve the fuel economy and reduce exhaust emissions of a spark-ignited engine, without decreasing power or driveability. The technology, named EFECS, Engine Fuel Economy Emissions Control Reduction System, was developed by an engineer who is also a member of the M.I.T. racing team. EFECS is based on a patented computer-controlled engine operation strategy and employs its own patented high powered variable output ignition system coupled to a unique spark plug design. The system is intended to help automakers meet future stringent exhaust emission standards, including cold start emissions, as well as improve fuel economy. The EFECS technology may solve the major problems experienced with lean burn engine operation in the past and also provide a cost and weight effective solution to cold start emissions. These problems include (i) control of the transient fuel air charge to maintain driveability, (ii) control of a variable air fuel ratio, (iii) maintaining low NOX in a lean burn environment, (iv) ignitability of a lean mixture and (v) misfire control. EFECS' self-tuning capability eliminates the need to tune-up the engine and keeps it running efficiently for the life of the vehicle. It also provides diagnostics and trouble-shooting information. In May 1995, the Company sold the EFECS technology to Adrenaline Inc., the original inventor of EFECS, pursuant to a future royalty arrangement to accelerate royalty payments to the Company and to place a ceiling on the amount of total royalties payable to the Company. This agreement was subsequently amended on February 22, 1996. (See Financial Statements and Supplementary Data, Note 17 - Sale of EFECS to Adrenaline, Inc.) . During Fiscal 1997, the Company had received a total of $50,000 in royalty payments.

Significant Customer Information
During 1997, approximately 97% of the Company's revenue was derived from OHSS sales to Chrysler Corporation. Revenue from the UTG operations has been excluded from total revenue. (See Item 8 - Financial Statements and Supplementary Data,
Note 3 Discontinued  Operations.) For significant  customer information see Item
8. - Financial Statements and Supplementary Data, Note 16 - Concentration of Credit Risk.

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

Offices and Employees
The Company maintains its principal administrative and investor relations office in Palm Beach Gardens, Florida. The Company's automotive subsidiary, TSA, and TSI, the OSA subsidiary, share a 45,000 square foot facility in Troy, Michigan, which includes administrative, engineering and assembly operations. TSI also has a facility in Atlanta, Georgia. The Company employs approximately 60 full-time and two part-time people.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth the location and use of the Company's facilities. All of the facilities are leased.

             USE          LOCATION                        EXPIRATION
Corporate Headquarters    Palm Beach Gardens, Florida     January 1999
TSA and TSI               Troy, Michigan                  June 2000
TSI                       Atlanta, Georgia                September 2001

All facilities have excess capacity and the capability to accommodate significant future growth. Each of these facilities is in good condition.

ITEM 3. LEGAL PROCEEDINGS

NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER'S

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information For Common Stock
The following table sets forth for the periods indicated the range of quarterly high and low representative market prices for the Company's common stock. The Company's common stock trades on the American Stock Exchange under the symbol "TPS".


                                         Fiscal 1997         Fiscal 1996
                                         -----------         ------------
                                          High    Low       High      Low
First Quarter  (December 31)            5-5/16   2-3/16    8-7/8     6-3/8
Second Quarter (March 31)               3-5/16   1-3/4     7-3/8     5
Third Quarter  (June 30)                2-7/8    1-3/16    8-3/16    5-5/16
Fourth Quarter (September 30)           2-1/4    1-1/8     7-1/16    3-3/8


Holders
As of January 6, 1998, there were approximately 1,263 holders of record of the Company's common stock.

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

Share Repurchase Program
On November 12, 1996, the Company announced that it put into effect a stock repurchase plan to repurchase up to 400,000 shares of its common stock. From November 12, 1996 through April 22, 1997, the Company had repurchased 378,700 shares at an average purchase price of $3.21 per share. All shares of common stock purchased through the period ended September 30, 1997 are included in treasury stock in the accompanying balance sheet. The Company anticipates no further stock repurchases for the immediate future.


ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data of the Company's financial condition and results of operations as of and for the years ended September 30, 1997, 1996, 1995, 1994 and 1993. The selected financial data should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995, 1994  AND 1993
----------------------------------------------------------------------------


Balance Sheet Data                                1997             1996              1995             1994             1993

Total Assets                                    $ 11,355,030      $ 16,012,716     $ 19,109,250     $ 17,855,313     $ 10,632,917
Long-term Debt                                     3,020,000         3,020,000        2,060,000       ---                 458,368
Total Liabilities                                  6,870,577         7,095,991        4,704,152        2,351,143        2,784,104
Stockholders' Equity                               4,484,453         8,916,725       14,405,098       15,504,170        7,848,813

Statement of Operations Data

Net Sales                                        $16,984,123       $16,146,524     $ 13,907,354    $   9,259,581    $   2,536,340
Income (Loss) from Continuing
     Operations                                  (3,304,057)       (4,831,786)      (2,820,492)        1,840,366      (3,671,212)
Net Income (Loss)                                (3,235,316)       (6,698,787)      (3,399,796)        2,014,577      (3,610,226)
Income (loss) per Common Share
     from Continuing Operations                       (0.12)            (0.17)           (0.10)             0.06           (0.18)
Net Income ( Loss) per Weighted
     Average Common Share                             (0.12)            (0.24)           (0.12)             0.07           (0.18)



See Notes to Consolidated Financial Statements for information on transactions and accounting classifications which have affected the comparability of the periods presented above. The Company has not declared cash dividends on its common stock for any of the periods presented above.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
On October 30, 1996, the Company sold certain assets and liabilities of the Company's oil analysis subsidiary, UTG. (See Item 8. Financial Statements and Supplementary Data, Note 3. Discontinued Operations. Therefore, the operations of UTG for 1996 and 1995 are excluded from the analysis below.


1997 Compared to 1996

Total revenue for the year ended September 30, 1997 was $16,984,123 compared to $16,146,524 for the year ended September 30, 1996, an increase of 5.2%. This nominal increase is attributable to an increase in revenues at TSA to $16,580,270 in fiscal 1997 compared to $16,102,523 in fiscal 1996; and an increase in revenues at TSI to $403,853 in fiscal 1997 compared to $44,001 for fiscal 1996. The increase in revenue at TSA is attributable to increased production line sales of OHSS. The increase in service revenue at TSI is attributable to the outright sale of two OSA units for $294,700; and due to an increase in operating lease revenue from the lease of OSA units.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The gross profit margin of 33.4% for the year ended September 30, 1997 was comparable to a gross profit margin of 33.3% for the year ended September 30, 1996. This slight increase is attributable to a decrease in product sale margins of OHSS at TSA from 33.2% in 1996 compared to 32.4% in 1997, partially offset by service revenue margins of 73.5% on revenues of $403,853 in 1997 compared to nominal sales in 1996.

General and administrative expenses decreased $447,770 for the year ended September 30, 1997 compared to the year ended September 30, 1996. This decrease is attributable to personnel reductions at the Corporate office during the year and due to the Company-wide restructuring which occurred during the fourth quarter of fiscal 1997.

Selling and marketing increased 40.1% for the year ended September 30, 1997 compared to the year ended September 30, 1996. The increase was primarily attributable to the continued marketing and promotional activities in support of the OSA.

Depreciation and amortization increased 19.3% for the year ended September 30, 1997 compared to the year ended September 30, 1996. The increase is primarily attributable to purchases of $1,442,265 in capital assets which primarily related to $1,055,572 in capital expenditures for the OSA. Depreciation and amortization of $319,324 was allocated to cost of sales as it directly related to the products and services sold during the year ended September 30, 1997 compared to $307,373 for the year ended September 30, 1996.

The restructuring expense of $415,830 for the period ended September 30, 1997 is related to the Company-wide restructuring which took place in the forth quarter of fiscal 1997. (See Item 8 - Financial Statements and Supplementary Data, Note 20.Restructuring)

Interest expense increased 26.7% to $350,281 for the year ended September 30, 1997 compared to $276,566 for the year ended September 30, 1996. This increase is attributable to new borrowings in the fourth quarter under the Company's new credit lines (See Item 8 - Financial Statements and Supplementary Data Note 10. Debt, and "Liquidity and Capital Resources"). The increase in interest expense was partially offset by an increase of interest income in the fourth fiscal quarter of 1997 compared to previous quarters in 1997, due to required minimum borrowing under the terms of the Company's new credit lines.

Other income for the year ended September 30, 1997 was $7,345 compared to other expense of $68,099 for the year ended September 30, 1996. The increase is primarily attributable to the inclusion in 1997 of one full year of EFECS royalty income compared to a partial year of EFECS income in the prior year.

The pre-tax loss from operations for the period ended September 30, 1997 before the restructuring charge was $2,182,630 compared to a pre-tax loss of $2,331,219 before the restructuring charge and loss from discontinued operations for the period ended September 30, 1996. The losses in both periods are primarily attributable to losses at the TSI subsidiary to develop the OSA product and corporate expenses offset by profits generated by TSA.

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

Other income decreased $221,589 for the year ended September 30, 1996 as compared to the same period in 1995. This decrease is due to proceeds of $229,500 from Professional Services Industries, Inc.("PSI") received in June of 1995.

Income tax expense increased $933,300 for the year ended September 30, 1996 as compared to the year ended September 30, 1995. The increased tax expense was due to a reversal of $1,365,000 of the Company's previously established tax asset as a result of the Company not meeting expected taxable income in fiscal 1996. In addition, TSA had increased state tax expense of $117,500 during fiscal 1996.

The increase of $3,298,991 in the net loss for the year ended September 30, 1996 as compared to the same period in 1995 is primarily related to the $1,804,791 loss from the disposal of UTG as well as a restructuring reserve of $725,000 set up for TSI. In addition, tax expense increased $933,300 primarily due to a reversal of the Company's tax asset.

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


Liquidity and Capital Resources

Net cash flows used in operations during the current fiscal year totaled ($1,794,090). The usage of cash is primarily attributable to a net operating loss excluding depreciation and amortization, of $1,804,521, a decrease in accounts payable and accrued liabilities of $1,855,125, offset by a decease in accounts receivable of $1,845,369.

Net cash provided by investing activities was $2,445,255. This source of cash was attributable to the sale of net assets of TSOA, formerly UTG, of $3,540,579 and $361,056 related to the reimbursement of tooling costs offset by $1,442,265 expended for capital assets and $14,115 for patent costs.

Net cash provided by financing activities was $799,385 which included the exercise of stock options and warrants (exercise prices ranged from $.5625- $1.786) that generated approximately $20,613 in net proceeds. Also, the Company borrowed $1,966,341 from its new Credit Facility with NationsCredit Commercial Corporation. (See Note 10. Debt) which was offset by the repurchase of 378,700 shares of the Company's common stock at an average price of $3.21 per share for a total of $1,217,569.

On July 1, 1997, the Company entered into a three-year $5,000,000 asset-based financing agreement ("Credit Facility") with NationsCredit Commercial Corporation ("Nations"). This Credit Facility replaced the Company's former $3,750,000 facility. The new Credit Facility, which is secured by substantially all of the assets of the Company enables the Company to borrow up to $5,000,000 based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of accounts receivable and 50% of inventory for both TSA and TSI. The overall sub-limit of borrowing against inventory is $1,500,000. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for the fee calculation purposes. The Company's effective interest rate at September 30, 1997 factoring the interest earned on used drawn funds was 5.44%. As of September 30, 1997 and December 18, 1997, the entire available borrowings on this Credit Facility of $1,996,341 and $1,911,771 were outstanding, respectively.

The Credit Facility calls for certain financial covenants that, if not met, would cause a default under the Agreement and increase the interest rate by 2% over current levels. As of September 30, 1997, the covenant requiring the Company's fiscal year pre-tax operating loss, not to exceed certain levels, as defined in the Agreement has not been met by the Company. Nations has agreed to waive this covenant which is measured on an annual basis. As a result, in January 1998 the Company paid a one-time fee to Nations of $25,000 to maintain the current rate of prime plus 1-1/2% and avoid the 2% interest rate increase.

On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management (Mellon), whereby the holders would purchase $3,020,000 in Senior Subordinated convertible notes from the Company. In June 1995, the Company issued $2,060,000 of nine percent (9%) convertible notes (The Notes) maturing in June 2000. After June 9, 1996, the Notes can be prepaid by the Company without penalty and can be converted by the holders into fully registered shares of the Companys common stock at a conversion price of $10 per share. The Company issued the remaining $960,000 in notes and received the related proceeds on October 12, 1995. The Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to
1.0. As of September 30, 1997, the Company was in compliance with the ratio. However, due to the Companys historic losses and due to the uncertainty on the timing of OSA revenues, there is a possibility that the Company will exceed this ratio during fiscal 1998. In the event the ratio is not met and the Company is unable to receive a waiver from Mellon, a Board member of the Company has agreed to guarantee sufficient capital infusion into the Company to maintain compliance of this ratio through October 1, 1998 or refinance the notes to the satisfaction of Mellon. In consideration for this guarantee, the Company issued 50,000 warrants at a strike price of $2.00 per share to this Board member.

As of January 1, 1998, the Company had approximately $1,750,000 of cash on hand. Based on this cash balance, the Credit line and its ability to further reduce expenses, if required, the Company believes it has sufficient cash flow and liquidity to fund its current operations and anticipated increasing OSA commercialization.

The Company has recently completed the restructuring of top management of corporate and the oil analysis service segment. (See Item 8 - Financial Statements and Supplementary Data, Note 20. Restructuring.) New management has devised a strategy to concentrate marketing activities to sell or lease OSAs to seven specific markets. Additionally, the Company has continued to have discussions with potential strategic partners who are interested in licensing the OSA technology for specific industry applications both domestically and internationally.

The Company believes that their marketing efforts will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain their marketing activities it could have a material adverse effect on the financial condition of the Company. The Company will continue to evaluate the success of the new marketing efforts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forward-Looking Statements
The statements discussed above under the Business Section, Liquidity and Capital Resources relating to the Company's expectations that it anticipates (1)
generating OSA revenue from OSA units at current test sites and from other sources, (2) entering into strategic relationships, (3) obtaining significant dealer installed and aftermarket OHSS programs, (4) future production line TSA orders, (5) development of a production line ready OSA unit at Exxon or at other refineries, (6) receipt of patent protection by TSA on new concepts submitted,
(7) the development by TSA of new sound and OHSS compatible with a larger population of vehicles than currently being produced for, (8) the increase in the usage of oil analysis as a preventative maintenance and process control technology, and (9) entering into an agreement to license the ARCS technology are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) a decline in production levels at Chrysler for vehicles installing OHSS, (2) the continued reliability of the OSA technology over an extended period of time, (3) the Company's ability to market OSAs, (4) the acceptance of the OSA technology by the marketplace, (5) the general tendency of large corporations to slowly change from known technology to emerging new technology, (6) the Company's reliance on a third party to manufacture OSAs, and (7) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights.

Inflation
The impact of inflation has become less significant with dormant inflation rates in recent years. The Company believes inflation has not had a material effect on the Company's operations.

New Accounting Standards
In February 1997, the Financial Accounting Standards Board ("FASB")" issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard (Accounting Principles Board Opinion No. 15), modifies the methodology for calculating earnings per share, and is effective for periods ending after December 15, 1997; early adoption is not permitted. Upon adoption, the Company will be required to restate previously reported per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would not have been different from the per share amounts reported herein for all periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                                    Page
Report of Independent Certified Public Accountants........................18
Consolidated Balance Sheets as of September 30, 1997 and 1996.............19
Consolidated  Statements of Operations  for the Years Ended
  September 30, 1997, 1996 and 1995.......................................20
Consolidated Statements of Stockholders' Equity for the Years Ended
  September 30, 1997, 1996 and 1995.......................................21
Consolidated Statements of Cash Flows for the Years Ended September
  30, 1997, 1996 and 1995.................................................22
Notes to Consolidated Financial Statements............................... 23

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of Top Source Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Top Source Technologies, Inc., (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Source Technologies, Inc. and subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP



West Palm Beach, Florida,
January  9 , 1998


                                                TOP SOURCE TECHNOLOGIES, INC.
                                                  ANNUAL REPORT ON FORM 10-K

                                                 CONSOLIDATED BALANCE SHEETS
                                               AS OF SEPTEMBER 30, 1997 and 1996
-------------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                          1997                                1996
                                                                          ------------------                  -----------------
Current Assets:
  Cash and cash equivalents                                                     $ 2,103,679                          $ 653,129
  Accounts receivable trade (net of allowance of $83,650
      in 1996)                                                                    2,255,303                          4,100,672
  Inventories                                                                       881,023                            511,958
  Advances to officers                                                               57,919                                  -
  Prepaid expenses                                                                  219,446                            325,946
  Other                                                                             155,448                            111,685
                                                                          ------------------                  -----------------
Total current assets                                                              5,672,818                          5,703,390
Property and equipment, net                                                       2,147,403                          2,503,033
Manufacturing and distribution rights and patents, net                              284,562                            333,762
Capitalized database, net                                                         2,284,027                          2,494,860
Deferred income tax assets, net                                                           -                            355,000
Note receivable from officer                                                         76,002                                  -
Other assets, net                                                                   890,218                            784,203
Net assets from discontinued operations                                                   -                          3,838,468
                                                                          ==================                  =================
TOTAL ASSETS                                                                   $ 11,355,030                       $ 16,012,716
                                                                          ==================                  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                $ 1,996,341                                $ -
  Accounts payable                                                                  672,836                          1,836,395
  Accrued salaries                                                                    7,494                            229,939
  Accrued liabilities                                                             1,050,978                          1,520,099
  Net liabilities from discontinued operations                                      122,928                            489,558
                                                                          ------------------                  -----------------
Total current liabilities                                                         3,850,577                          4,075,991
  Senior subordinated convertible notes                                           3,020,000                          3,020,000
                                                                          ------------------                  -----------------
Total liabilities                                                                 6,870,577                          7,095,991

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; none outstanding                                                           -                                  -
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 28,461,477 and 28,446,477 shares issued and
   outstanding in 1997 and 1996, respectively                                        28,461                             28,446
  Additional paid-in capital                                                     28,744,451                         28,723,853
  Accumulated deficit                                                           (22,939,105)                       (19,703,789)
  Treasury stock-at cost; 466,234 and  87,534 shares in 1997
    and 1996, respectively                                                       (1,349,354)                          (131,785)
                                                                          ------------------                  -----------------
Total stockholders' equity                                                        4,484,453                          8,916,725
                                                                          ------------------                  -----------------
                                                                          ==================                  =================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 11,355,030                       $ 16,012,716
                                                                          ==================                  =================

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                                        19



                                                TOP SOURCE TECHNOLOGIES, INC.
                                                  ANNUAL REPORT ON FORM 10-K

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                                                1997              1996              1995
-------------------------------------------------------------------------------------------------------------------------------

Product sales                                                                   $16,580,270       $16,102,523      $13,893,459
Service revenue                                                                     403,853            44,001           13,895
                                                                          -----------------------------------------------------
  Net sales                                                                      16,984,123        16,146,524       13,907,354
                                                                          -----------------------------------------------------

Cost of product sales                                                            11,197,664        10,749,431        8,739,691
Cost of services                                                                    107,044            26,772                  -
                                                                          -----------------------------------------------------
  Cost of sales                                                                  11,304,708        10,776,203        8,739,691
                                                                          -----------------------------------------------------
Gross profit                                                                      5,679,415         5,370,321        5,167,663
                                                                          -----------------------------------------------------
Expenses:
  General and administrative                                                      5,303,963         5,751,733        6,030,533
  Selling and marketing                                                           1,385,891           989,450          657,220
  Depreciation and amortization                                                   1,111,471           931,563          770,286
  Restructuring expense                                                             415,830           725,000                  -
  Research and development                                                           60,720            28,794           76,151
                                                                          -----------------------------------------------------
Total expenses                                                                    8,277,875         8,426,540        7,534,190
                                                                          -----------------------------------------------------
Loss from operations                                                             (2,598,460)       (3,056,219)      (2,366,527)
Other income (expense):
  Interest income                                                                   119,339           112,398           62,845
  Interest expense                                                                 (350,281)         (276,566)         (60,300)
  Other income (expense), net                                                         7,345           (68,099)         153,490
                                                                          -----------------------------------------------------
Net other income (expense)                                                         (223,597)         (232,267)         156,035
                                                                          -----------------------------------------------------
Loss before income taxes                                                         (2,822,057)       (3,288,486)      (2,210,492)
Income tax expense                                                                 (482,000)       (1,543,300)        (610,000)
                                                                          -----------------------------------------------------
Loss from continuing operations                                                  (3,304,057)       (4,831,786)      (2,820,492)
                                                                          -----------------------------------------------------
Discontinued operations:
   Income (loss) from discontinued operations                                        68,741           (62,210)        (579,304)
   Loss on disposal of discontinued operations                                            -        (1,804,791)               -
                                                                          -----------------------------------------------------
Net loss                                                                    ($3,235,316)      ($6,698,787)         ($3,399,796)
                                                                          -----------------------------------------------------
Loss per weighted average common share
   outstanding:
   Continuing operations                                                                 (0.12)            (0.17)           (0.10)
   Discontinued operations:
     Loss from operations                                                               -                  -                (0.02)
     Loss on disposal                                                                     -                (0.07)            -
                                                                          =====================================================
     Total                                                                               (0.12)            (0.24)           (0.12)
                                                                          =====================================================
Weighted average common shares outstanding                                       28,065,563        28,027,959       27,249,541
                                                                          =====================================================







The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                                                            20




                                                  TOP SOURCE TECHNOLOGIES, INC.
                                                   ANNUAL REPORT ON FORM 10-K
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                          ADDITIONAL                                   TOTAL
                                                                           PAID-IN      ACCUMULATED    TREASURY    STOCKHOLDERS'
                                                    SHARES      AMOUNT     CAPITAL        DEFICIT        STOCK        EQUITY
                                                  --------------------------------------------------------------------------------
                                                                                                                  ----------------
BALANCE, SEPTEMBER 30, 1994                        26,716,395   $ 26,716 $ 25,214,445    $ (9,605,206) $   (131,785) $ 15,504,170

Exercise of stock options ($.28 to
   $6.50 per share)                                 1,015,082      1,015    2,299,709               -           -       2,300,724
Net loss                                                    -                -             (3,399,796)          -      (3,399,796)
                                                  --------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                        27,731,477     27,731   27,514,154     (13,005,002)     (131,785)   14,405,098

Exercise of stock options ($.53 to
   $6.50 per share)                                   675,000        675    1,169,739               -           -       1,170,414
Exercise of warrants ($1.00 per share)                 40,000         40       39,960               -           -          40,000
Net loss                                                          -          -             (6,698,787)          -      (6,698,787)
                                                  --------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                        28,446,477     28,446   28,723,853     (19,703,789)     (131,785)    8,916,725

Exercise of stock options ($.5625 to
   $1.78 per share)                                    15,000         15       20,598               -           -          20,613
Treasury stock purchases                                    -          -            -               -    (1,217,569)   (1,217,569)
Net loss                                                    -          -            -      (3,235,316)          -      (3,235,316)
                                                  ================================================================================
BALANCE, SEPTEMBER 30, 1997                        28,461,477   $ 28,461 $ 28,744,451   $ (22,939,105) $(22,939,105)  $ 4,484,453
                                                  ================================================================================


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                                                      21





                                                TOP SOURCE TECHNOLOGIES, INC.
                                                  ANNUAL REPORT ON FORM 10-K

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------------------------------------------------------


                                                                                  1997              1996              1995
                                                                          -----------------------------------------------------
OPERATING ACTIVITIES:
    Net loss                                                                   $ (3,235,316)     $ (6,698,787)    $ (3,399,796)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Loss (income) from discontinued operations                                      (68,741)        1,867,001          579,304
    Depreciation                                                                  1,152,627           963,302          631,578
    Amortization                                                                    278,168           275,634          268,946
    Disposal of equipment                                                           284,212           151,411           64,735
    Deferred income taxes                                                                    -       (970,000)         (75,000)
    Decrease in deferred income tax assets, net                                     355,000         2,335,000          625,000
    Provision for doubtful accounts                                                          -               -          (4,297)
    Advances/notes to officers                                                     (133,921)                 -         (45,000)
    Repayment from officer                                                                   -               -          85,000
    Decrease (increase) in accounts receivable, net                               1,845,369          (610,881)        (121,934)
    Increase in inventories                                                        (369,065)          (43,789)        (111,671)
    Decrease (increase) in prepaid expenses                                         106,500           (25,397)           7,056
    Decrease (increase) in other assets                                            (153,798)           (8,561)         100,422
    Increase (decrease) in accounts payable                                      (1,163,559)          556,634         (325,561)
    Increase (decrease) in accrued salaries                                        (222,445)          (88,682)         199,138
    Increase (decrease) in accrued liabilities                                     (469,121)          838,138          143,665
                                                                          -----------------------------------------------------
Net cash used in operating activities                                            (1,794,090)       (1,458,977)      (1,378,415)
                                                                          -----------------------------------------------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                     (1,442,265)       (1,857,004)      (1,682,018)
    Reimbursement of tooling costs                                                  361,056           465,222                  -
    Increase in other assets                                                                 -               -        (650,000)
    Additions to patent costs, net                                                  (14,115)          (42,510)         (77,650)
    Discontinued operations - change in net assets                                3,540,579           221,847         (759,824)
                                                                          -----------------------------------------------------
Net cash provided by (used in) investing activities                               2,445,255        (1,212,445)      (3,169,492)
                                                                          -----------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                          20,613         1,210,414        2,300,724
    Repurchases of treasury stock                                                (1,217,569)                 -                 -
    Proceeds from borrowings                                                      1,996,341           960,000        4,460,000
    Repayments of borrowings                                                                 -               -      (2,488,042)
                                                                          -----------------------------------------------------
Net cash provided by financing activities                                           799,385         2,170,414        4,272,682
                                                                          -----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              1,450,550          (501,008)        (275,225)
Cash and cash equivalents at beginning of period                                    653,129         1,154,137        1,429,362
                                                                          =====================================================
Cash and cash equivalents at end of period                                       $2,103,679          $653,129       $1,154,137
                                                                          =====================================================




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                                                      22


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Top Source Technologies, Inc. (the "Company") is focused on developing and commercializing state-of-the-art technologies for use in the transportation, industrial and petrochemical marketplaces. The Company has three wholly-owned subsidiaries: Top Source Automotive, Inc. ("TSA"), Top Source
Instruments, Inc. ("TSI"), and ARCS Safety Seat, Inc. ("ARCS, Inc."). United Testing Group, Inc., ("UTG") was discontinued effective September 30, 1996 and is currently inactive.

The Company concentrates on two industry segments: automotive technology and oil analysis service. Within these two segments, the Company has three proprietary technologies: an Overhead Speaker System ("OHSS"); safety restraint technology ("ARCS"); and the On-Site Analyzer ("OSA") (developed jointly with the Thermo Jarrell Ash ("TJA") Division of Thermo Instrument Systems, Inc.), which is a proprietary oil analysis instrument that combines two spectrometers in order to analyze both new or used oil in eight minutes at the end-user's site.

Revenue is currently derived primarily from sales of the OHSS for both production line and dealership installed units and from TSI sales and leases of the OSA.

Basis of Presentation - Certain 1996 and 1995 amounts have been reclassified to conform to the current year presentation.

Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition - The Company recognizes revenue from sales of its products (Automotive Technology segment) and sales of OSA units at the time the products are shipped. Revenue from leased OSA units are recognized ratably over the lease term. The Company recognized revenue from the performance of its oil analysis services (oil analysis service segment) at the time the service is rendered.

Inventories - Inventories are stated at the lower of cost or market and are valued by the first-in, first-out (FIFO) method.

Fair value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liability and debt approximates fair value.

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

Intangible Assets - Intangible assets primarily consisted of the cost of acquired businesses in excess of the fair value of net tangible and identifiable intangible assets acquired . The cost in excess of the fair value of net tangible and identifiable intangible assets was being amortized on a straight-line basis over 40 years. All costs in excess of fair value relating to the acquisition of UTG were sold during the year. Accordingly, costs in excess of fair value (goodwill) in the Company's consolidated financial statements have been included in net assets from discontinued operations at September 30, 1996. The capitalized database is being amortized over 15 years using the straight-line method (see Note 8.). Subsequent to its acquisitions, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidating financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards
In February 1997, the Financial Accounting Standards Board ("FASB")" issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard (Accounting Principles Board Opinion No. 15), modifies the methodology for calculating earnings per share, and is effective for periods ending after December 15, 1997; early adoption is not permitted. Upon adoption, the Company will be required to restate previously reported per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would not have been different from the per share amounts reported herein for all periods presented.

Quarterly Information - The Company recorded an additional valuation allowance to reduce the deferred tax assets in the amounts of $355,000, $1,365,000 and $550,000 during the fourth quarters of the fiscal years ended September 30, 1997, 1996 and 1995, respectively. (See Note 13.)

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock.

2.    OIL ANALYSIS SERVICE SEGMENT

During 1997, revenues of the oil analysis service segment were approximately $400,000. As of September 30, 1997, identifiable assets relating to this segment are approximately as follows:

                   Capitalized database, net             $2,284,000
                   Property and equipment, net            1,584,000
                   Long-term deposit                        650,000
                   Inventories                              116,000
                   Other assets                             149,000
                                                            -------
                                                         $4,783,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

2.  OIL ANALYSIS SERVICE SEGMENT, (continued)

The Company has recently completed the restructuring of top management of corporate and the oil analysis service segment. (See Note 20.) New management has devised a strategy to concentrate marketing activities to sell or lease OSAs to seven specific markets. Additionally, the Company has continued to have discussions with potential strategic partners who are interested in licensing the OSA technology for specific industry applications both domestically and internationally.

The Company believes that their marketing efforts will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain their marketing activities it could have a material adverse effect on the Company's business, the carrying value of the above listed assets, as well as the financial condition of the Company. The Company will continue to evaluate the success of the new marketing efforts as well as the carrying value of the related assets.

3. DISCONTINUED OPERATIONS

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

The net losses of UTG for the years ended September 30, 1996 and 1995 are included in the consolidated statement of operations under "discontinued operations." Revenues from such operations for the years ended September 30, 1996 and 1995 were $4,549,944 and $5,061,452, respectively, and were not included in service revenue in the accompanying consolidated statements of operations.

Assets and liabilities sold consisted of the following:

                                                                   1996

            Supplies inventory                                 $      91,422
            Property, plant and equipment, net                       812,197
            Deposits                                                  27,639
            Trademarks and patents                                     5,692
            Intangibles                                            4,642,604
                                                                   ---------
                  Total assets                                     5,579,554

            Deferred service revenue                                 608,619
            Long-term capital lease                                   56,404
                  Total liabilities                                  665,023
              Net assets disposed of                               4,914,531
            Less allowance for discontinued
              operations                                          (1,565,621)
               Net assets from discontinued
              operations
                                                                 $ 3,348,910


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
4. STATEMENTS OF CASH FLOWS

There were no significant non-cash investing or financing activities for the years ended September 30, 1997, 1996 and 1995.


5. INVENTORIES

Inventories consisted of the following at September 30, 1997 and 1996:

                           1997                            1996
                           -----                           ----

Raw materials                        $820,821              $398,248
Finished goods                        60,202                113,710
                                     -------               --------
                                     $881,023              $511,958
                                      =======              ========


6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1997 and 1996:

                                            Useful                                1997               1996
                                                                                  ----               ----
                                            Life (Years)
Equipment                                        2-12                        $   296,028        $   287,074
Computer equipment                               3-4                           1,141,000          1,021,937
On-Site Analyzers                                4-5                           2,184,464          1,613,014
Tooling                                          2                               305,273            891,540
Furniture and fixtures                           3-5                             309,694            296,271
Vehicles and delivery equipment                  3                               131,124            119,103
Leasehold improvements                           2-5                             155,924            134,049
                                                                               ---------         ----------
                                                                               4,523,507          4,362,988
Less:  accumulated depreciation                                               (2,376,104)        (1,859,955)
                                                                               ---------         ----------
                                                                              $2,147,403         $2,503,033
                                                                               =========         ==========


Depreciation of tooling and production equipment incurred in manufacturing OHSS in the amount of $319,324 and $307,373 for the years ended September 30, 1997 and 1996, respectively, has been allocated to cost of sales as it directly relates to the products sold. Amounts relating to UTG for 1996 have been excluded from the total above and are included in net assets from discontinued operations (see Note 3.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS

Manufacturing and distribution rights and patents consisted of the following at September 30, 1997 and 1996:

                                 Useful
                                 Life (Years)          1997          1996
                                 ------------          ----          ----

Manufacturing rights                13           $   58,438       $58,438
Distribution rights                 13              437,501       437,501
Patents                             10              258,209       244,094
                                                     -------       -------
                                                    754,148       740,033
Less: accumulated amortization                     (469,586)     (406,271)
                                                    --------     --------
                                                    $284,562     $ 333,762
                                                     =======      =========


OHSS  (Overhead Speaker System)
The Company has the exclusive right to produce and sell Pelo Sound products in North, Central and South America and a non-exclusive right to produce and sell the products in all other areas of the world, excluding Europe. The value of these rights is being amortized over thirteen years, and have a remaining net book value of $17,707 at September 30, 1997.

The Company has distribution rights acquired from B&R International Imports, Corp. related to its Overhead Speaker System. The net book value of these rights, which are being amortized over thirteen years, is $85,518 at September 30, 1997. The Company also has patents on the OHSS relating to improvements and perfections on the Overhead Speaker System. The value of these patents is being amortized over ten years and have a remaining net book value of $53,789 at September 30, 1997.

OSA  (On-Site Analyzer)
TSI has been granted two patents on unique technology critical to the operations of its On-Site Analyzer. The value of these patents is being amortized over ten years and have a remaining net book value of $57,698 at September 30, 1997.

ARCS (Acceleration Restraint Curve Safety Seat)
In September 1990, the Company entered into an exclusive licensing agreement with M.I.T. for certain technologies associated with the ARCS Seat Safety Motion whereby M.I.T. would share in any revenue produced from the technologies. M.I.T. shall receive 5% of any sublicense revenue and one-half of one percent (.5%) of Net Sales of Licensed Products or Licensed Processes, as defined. These licensed technologies have contributed to the research, development and design efforts for the Company's ARCS project. No revenues and minimal expenses were incurred in fiscal years 1997, 1996 and 1995.

The value of the patents related to the ARCS Seat Safety Device is being amortized over ten years and have a remaining net book value of $69,850.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

8.  CAPITALIZED DATABASE

Capitalized database onsisted of the following at September 30, 1997 and 1996:
                                      Useful
                                      Life
                                     (Years)           1997           1996
                                     ---------         ----           ----
Capitalized database                   15           $3,162,500    $3,162,500
Less:  accumulated amortization                       (878,473)     (667,640)
                                                      --------      ---------
                                                    $2,284,027    $2,494,860

The capitalized database contains an active library of engine and machine tests that have a diagnosed history. The value of the capitalized database was determined based on an assessment of the number of samples included in the database and a per unit cost to develop/buy the data. The 15-year amortization period is supported by an independent study of the expected life in use of each engine type in the database. The database will remain for use by TSI and will be an integral part of TSI by developing specialized markets. As of September 30, 1997, TSI has generated $403,853 in revenue.


9. OTHER ASSETS

Included in other assets at September 30, 1997 and 1996 is a $650,000 deposit which was made to the manufacturer of the OSA units.



10.  DEBT

Notes payable at September 30, 1997 and 1996 are as follows:

Senior Subordinated convertible notes,
  due June 2000, bearinginterest at 9%        1997                 1996
                                              -----                ----
                                            $3,020,000          $3,020,000
                                             =========          ==========


On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management (Mellon), whereby the holders would purchase $3,020,000 in Senior Subordinated convertible notes from the Company. In June 1995, the Company issued $2,060,000 of nine percent (9%) convertible notes (The Notes) maturing in June 2000. After June 9, 1996, the Notes can be prepaid by the Company without penalty and can be converted by the holders into fully registered shares of the Companys common stock at a conversion price of $10 per share. The Company issued the remaining $960,000 in notes and received the related proceeds on October 12, 1995. The Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to
1.0. As of September 30, 1997, the Company was in compliance with the ratio. However, due to the Companys historic losses and due to the uncertainty on the timing of OSA revenues, there is a possibility that the Company will exceed this ratio during fiscal 1998. In the event the ratio is not met and the Company is unable to receive a waiver from Mellon, a Board member of the Company has agreed to guarantee sufficient capital infusion into the Company to maintain compliance of this ratio through October 1, 1998 or refinance the notes to the satisfaction of Mellon. In consideration for this guarantee, the Company issued 50,000 warrants at a strike price of $2.00 per share to this Board member.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

10.  DEBT (continued)

Prior to July 1, 1997, the Company had a $3,750,000 credit facility with First Union Bank of Florida, ("First Union"), no amounts were outstanding on this facility. On July 1, 1997, the Company entered into a three-year $5,000,000 asset-based financing agreement ("Credit Facility") with NationsCredit Commercial Corporation ("Nations"). This Credit Facility replaced the facility with First Union which was canceled by the Company as a condition of the new Credit Facility. The Credit Facility, which is secured by substantially all of the assets of the Company enables it to borrow up to $5,000,000 based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of accounts receivable and 50% of inventory for both TSA and TSI. The overall sublimit of borrowing against inventory is $1,500,000. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for fee calculation purposes. The Company's effective interest rate at September 30, 1997 factoring the interest earned on unused drawn funds was 5.44%. The initial maturity date is June 2000, but this date may be automatically extended for successive additional terms of three years each unless either party chooses to terminate. As of September 30, 1997, the entire available borrowings of $1,996,341 was outstanding on this Credit Facility.

As part of the credit facility, Nations was granted outside of the stock option plans options to purchase 25,000 shares of the Company's common stock at a price of $1.50 equal to 105% of the fair market value of the Company's common stock at the date of the closing of the Credit Facility. The options vest 100% after year three and may convert to stock appreciation rights after year three upon the occurrence of an adverse event as defined in the Agreement. (See Note 15. Stock and Stock Option Plans.) The expense associated with the fair market value of the issuance of these options is not material.


The credit facility calls for certain financial covenants that if not met would cause a default under the Agreement and increase the interest rate by 2%. As of September 30, 1997, the Company failed to meet the annual financial covenant relating to the amount of pre-tax operating loss for fiscal 1997, and has received a waiver from Nations for fiscal 1997. The Company paid a one-time fee to Nations of $25,000 to maintain the current rate of prime plus 1-1/2% and avoid the 2% increase.

Cash paid for interest on all debt for the years ended September 30, 1997, 1996 and 1995 was $350,281, $276,566 and $60,300, respectively.


11. COMMITMENTS AND CONTINGENCIES

The Company leases office space under noncancelable operating leases. Future minimum rental commitments under these leases are as follows:

         Fiscal Year Ending September 30:

         1998               $386,322
         1999                283,075
         2000                192,702
         2001                 37,771
         2002                  -
         Thereafter            -

Total rental expense for continuing operations amounted to $492,011, $479,135 and $321,293 for the years ended September 30, 1997, 1996, and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENCIES (continued)

The Company has commitments under certain employment agreements entered into with individuals in management positions. The base salary payments due under these agreements aggregate $800,000 and are payable during fiscal 1998. One executive is eligible to receive an incentive payment of one-half of his base salary if the Company's net operating income as a percentage of net sales exceeds eight percent. This incentive payment could be as high as twice the base salary if this percentage is 20 percent or greater. (See Note 14 for incentive compensation based on revenue.)

The Company enacted a Retirement Salary Savings Plan (401(k)) (the "Plan") effective October 1, 1993. All employees that were employed on October 1, 1993 were eligible to join the Plan. Otherwise, they will be eligible to participate in the Plan if they have completed three months of service and have attained the age of 21. The enrollment dates are the first day of each quarter. The Company will match 25% of each dollar contributed by an employee to the Plan on the first 6% of the salary deferral, not to exceed 1 1/2% of the employee's total salary eligible under the Plan. The cost the Company incurred for matching employee contributions and administrative costs during fiscal 1997, 1996 and 1995 was $41,637, $55,521 and $57,384, respectively.

In September, 1997, the Company entered into a commitment under a sales representative agreement with a company to act as a non-exclusive sales and marketing representative for the OSA. For its services to be performed under this agreement, TSI shall pay a commission of 6% of net sales from all OSA sales and leases derived by this company. Also, the Company granted outside of the stock option plan, options to purchase 200,000 shares of the Company's common stock. This Agreement expired on December 23, 1997 and was not extended;
accordingly, these options granted were canceled subsequent to September 30, 1997.

Subsequent to September 30, 1997, the Company entered into a sales and marketing agreement with a company in which this company would act as the exclusive sales and marketing representative for the OSA in Asia and the Pacific Rim. TSI will pay this company a sales commission of 10% of net sales from all OSA sales and leases derived from OSAs used within Asia and the Pacific Rim. In addition, the Company has granted outside of the stock option plan, options to purchase 150,000 of the Company's common stock. The vesting of these options is dependent upon future OSA sales.

The Company has from time to time incurred expenses associated with litigation defense and payment of settlements or judgments in connection with its businesses. The Company believes that such litigation and other legal matters should not have a significant adverse effect on the Company's financial position or results of operations.

12.  NET INCOME (LOSS) PER SHARE

The Company utilizes the treasury stock method for computing net income (loss) per share. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding after reduction for treasury shares. The common stock options and warrants (See Note 15.) have been excluded from the net loss per share calculation for fiscal 1997, 1996 and 1995 since their inclusion would have been anti-dilutive.

13. INCOME TAXES

The income tax expense for the years ended September 30, 1997, 1996 and 1995 of $482,000, $1,543,300 and $610,000 consist of the reversal of previously recorded deferred tax assets and state income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

13. INCOME TAXES (continued)

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company has determined, based on expected future taxable income which can be predicted with reasonable certainty, that it is more likely than not that the net deferred tax assets at September 30, 1997 will not be realized before the expiration of the underlying net operating loss carry forwards which will begin expiring in 2001. Accordingly, a full valuation allowance has been recorded on the potential tax benefit generated from the operating loss carry forwards.

At September 30, 1997, the Company has net tax basis Federal operating loss carryforwards of approximately $30,800,000, which may be used to offset future taxable income, if any. The Company's net operating loss carryforwards expire between 2001 and 2012.

Cash paid for state income taxes for the years ended September 30, 1997, 1996 and 1995 was approximately $124,000, $140,000 and $45,000, respectively.

14. RELATED PARTY TRANSACTIONS

In May 1997, the Company entered into an employment agreement ("Agreement") with the new President and Chief Executive Officer (CEO) of the Company. The term of this Agreement is three years through May 21, 2000 ("Employment Period"). The
Agreement provides for a base salary of $300,000 ("Annual Base Salary"). The President/CEO shall also be eligible to receive a cash bonus ("Performance Bonus") as described below for each successive period of four fiscal quarters (prorated for any partial period) during the Employment Period, as defined in the Agreement, in an amount of between zero and 100% of the Annual Base Salary. The Performance Bonus, if any, for each successive four-quarter period shall be paid within 60 days after the end of such period. The Performance Bonus shall consist of the following two components: (A) the first component of the Performance Bonus shall be an amount of between zero and 50% of the Annual Base Salary based on the Company meeting earnings per share targets of between $.01 and $.05 as defined in the Agreement.


     (B) The second component of the Performance Bonus shall be an amount of between zero and 50% of the Annual Base Salary based on the Company achieving approximately five performanced based targets for each period of four fiscal quarters during the Employment Period. As of September 30, 1997, no bonuses were paid. In June, 1997, the Company was authorized by the Board of Directors to lend the President/CEO up to $30,000 evidenced by a three- year promissory note payable to the Company bearing interest of 9% . At September 30, 1997, the note payable balance with interest was $30,685. The accrued interest was paid in October, 1997.

The Earnings Per Share targets and five performanced based targets for each succeeding four quarter period during the Employment Period shall be reset and established annually by the Compensation Committee in its sole and absolute discretion. The Compensation Committee shall notify the President/CEO promptly in writing upon its determination of such subsequent targets.

In addition to the payments provided above, on May 21, 1997, the Compensation Committee granted to the President/CEO, outside of the stock option plan as described in Note 15. Stock and Stock Option Plans, options to purchase 500,000 shares of the Company's Common Stock, with the purchase price upon exercise of such options equal to $2.00 per share (i.e., the closing price of the Common Stock on the American Stock Exchange on the date of such grant). The options shall vest as follows: (a) 100,000 options will become exercisable on the first anniversary of the date of this Agreement; (b) 100,000 options will become exercisable on the second anniversary of the date of this Agreement; (c) 100,000 options will become exercisable on the third anniversary of the date of this Agreement; (d) 100,000 options will become exercisable when the closing price for the Company's common stock on the American Stock Exchange (or such other exchange or trading system that constitutes the primary trading market for the Company's common stock) is $7.00 per share or higher for 30 consecutive days; and (e) 100,000 options will become exercisable when the closing price for the Company's common stock on the American Stock Exchange (or such other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

14.   RELATED PARTY TRANSACTIONS  (Continued)

exchange or trading system that constitutes the primary trading market for the Company's common stock) is $9.00 per share or higher for 30 consecutive trading days; provided, however, that the vesting of such options shall be accelerated in the event of a change in control. Such options shall be non-qualified stock options to fullest extent permitted by applicable law and the Stock Option Plan.

In Fiscal 1993, the Former President and Chief Executive Officer (Former CEO) and the current Chairman of the Board of Directors of the Company entered into an employment agreement. The term of this employment agreement was five years through August 18, 1998. (The Employment Agreement was extended until June 1, 1999 due to a breach in the terms of his original employment agreement, see below.) The agreement provides for a base annual salary of $200,000 per year. The Company's Compensation Committee will review the base salary annually during the term, and may increase, but not decrease, the base salary. Additionally, the agreement calls for incentive compensation payments based upon the following:
(1) revenue (at the rate of 1% of quarterly revenue, for quarterly revenue up to $6.25 million and descending downward to the rate of .75% of quarterly revenue if it is between $6.25 million to $12.5 million and .5% of quarterly revenue if quarterly revenue is over $12.5 million), and (2) profitability (at the rate of 50% of the incentive amount based on revenue if net income is 8% of net sales, up to a rate of twice the incentive amount based on revenue if net income is 20% or greater) of the Company during the term, payable after the end of each of the Company's fiscal quarters according to specific formulas contained in the agreement. The incentive cash compensation expense for fiscal 1997, 1996 and 1995 was $178,406, $206,965, and $189,688, respectively. In the event of termination without cause or if the Chairman resigns for "good reason", as defined in the agreement, the Company is required to make 36 consecutive monthly payments equal to his base and incentive compensation. The Chairman will also continue to receive medical, life and disability insurance coverage during the 36 month term. As a result of the hiring of a new CEO, a breach in the terms of the original agreement occurred, thus, the Former CEO could have requested that the "Good Reason" clause of his contract be triggered effective July 1, 1997. This clause has been waived by the Former CEO with the approval of the Board of Directors as it was determined to be in the best interests of the Company to retain the Former CEO for a minimum period of one year. This waiver is effective until July 1, 1998 or earlier, if elected by the Former CEO at which time the original terms of the termination agreement will remain in effect with the exception of the incentive payments which will be calculated based on the previous sales for the period from July 1, 1996 through July 1, 1997. The Chairman also has a $75,000 promissory note dated June 1, 1997, with interest payable on the last day of each calendar quarter commencing September 30, 1997, with an interest rate of 9%. The principal and all accrued interest shall be due and payable on August 6, 2001. This promissory note is secured by a collateral assignment of $75,000 of the proceeds of a term life insurance policy and by current and future employment agreement payments. The note receivable balance of $76,002 which includes accrued interest is disclosed in the accompanying balance sheet. The accrued interest was paid in October 1997.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

15. STOCK AND STOCK OPTION PLANS (Continued)

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

The Company has issued the following options and warrants to directors, officers, employees and consultants during 1997, 1996 and 1995. All of the following options and warrants were generally issued at the fair market value of the underlying stock at the date of grant; therefore, no expense has been recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

15. STOCK AND STOCK OPTION PLANS (Continued)

                                       1997                                  1996                                  1995
                              -------------------                    ------------------                  ----------------------

                                       WEIGHTED AVERAGE                      WEIGHTED AVERAGE                      WEIGHTED AVERAGE
                                       EXERCISE PRICE                        EXERCISE PRICE                        EXERCISE PRICE

                            OPTIONS                               OPTIONS                              OPTIONS

Outstanding,
beginning of year:
                            2,681,314        $3.57                3,079,450        $2.85                3,537,562        $2.07

Granted                     1,148,257        $2.12                  514,572        $6.66                  613,750        $6.76

Expiration Dates    11/11/2006-9/25/2007                  10/24/2005-6/30/2006                  10/25/2004-8/31/2005

Exercised                    (15,000)        $1.37                (715,000)        $1.77              (1,015,082)        $2.38

Expired or
Canceled                    (653,991)        $5.50                (197,708)        $6.78                 (56,780)        $6.01
                            ---------                             ---------                              --------

Outstanding,   end
of year:                    3,160,580        $2.66                2,681,314        $3.57                3,079,450        $2.85
                            =========                             =========                             =========

Exercisable,   end
of year:                    2,089,163        $2.85                1,969,226        $2.76                2,298,700        $2.18
                            =========                             =========                             =========

Weighted-average
fair value of
options granted
during the year                 $1.46                                 $5.49                                   N/A
                                =====                                 =====                                   ===

Available for
grant, end of                 539,561
year:



Included in the above table are 725,000 options which were granted outside of the Stock Option Plans during Fiscal 1997 with a weighted average price of $1.95.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

15. STOCK AND STOCK OPTION PLANS (Continued)



Information about stock options in various price ranges at September 30, 1997 follows:


                                    OPTIONS OUTSTANDING                                                   OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------      ------------------------------


                                                         Weighted-Average
                                                              Remaining
                                                          Contractual Life
                                          Outstanding          (Years)           Weighted         Exercisable     Weighted-Average
              Range of                       as of                               -Average            as of         Exercise Price
           Exercise Prices                 09/30/97                           Exercise Price        09/30/97

             $0.00  -     $1.00                  552,500         2.9              $0.53            540,000         $0.53
             $1.01  -     $2.00                1,108,257         8.7              $1.83            187,132         $1.69
             $2.01  -     $3.00                  762,500         6.0              $2.12            717,500         $2.11
             $3.01  -     $5.00                  210,200         5.9              $3.95            210,200         $3.95
             $5.01  -     $8.00                  472,123         7.6              $6.79            379,331         $6.76
             $8.01  -    $10.00                   55,000         7.1              $8.52             55,000         $8.52
             ----         ------                   ---          -----              ----             ------         -----
                                               3,160,580         6.7              $2.66          2,089,163         $2.85
                                               =========                                          =========

The Company has adopted the disclosure only provisions of statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its Stock Option Plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to FASB Statement No. 123 the Company's net loss and loss per share would have increased accordingly. Using the Black-Scholes option pricing model for all options granted after October 1, 1995, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

                                             1997                      1996
                                             ----                      ----
Proforma net loss                        $(3,619,598)              $(6,839,341)
Pro forma net loss per share                 (.13)                     (.24)
Expected life (years)                           7                         7
Risk-Free interest rate                       6.51%                     6.08%
Expected volatility                            81%                       81%
Quarterly dividend                            none                      none

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

         15.  STOCK AND STOCK OPTION PLANS (continued)

Because FASB Statement No. 123 method of accounting has not been applied to options granted prior to October, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

On November 12, 1996, the Company announced that it put into effect a stock repurchase plan to repurchase up to 400,000 shares of its common stock. From November 12, 1996 through April 22, 1997, the Company had repurchased 378,700 shares at an average purchase price of $3.21 per share. The Company anticipates no further stock repurchases for the immediate future, and is restricted from doing so under the terms of its NationsBank Agreement. (See Note 10. Debt)

16. CONCENTRATION OF CREDIT RISK

In fiscal 1997, the majority of the Company's overall revenue was derived in the automotive technology segment from one customer, an OEM, which accounted for 97% of the total business activity. That same customer accounted for 99% and 91% of net sales in both 1996 and 1995. As of September 30, 1997 the Company's receivable balance from this OEM customer was approximately $2,174,683. The majority of this receivable was subsequently collected. The loss of this customer would have a material adverse effect on the Company. Export sales in 1997, 1996 and 1995 were insignificant.


17. SALE OF ENGINE FUEL ECONOMY EMISSIONS CONTROL REDUCTION SYSTEM TECHNOLOGY ("EFECS") TO ADRENALINE, INC.

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

         2. Commencing on the first anniversary of the date on which Adrenaline's patent revenues for the prior 12 months exceed $2,500,000, Adrenaline will pay to the Company an annual royalty payment equal to two percent (2%) of all patent revenues. Patent revenue royalty payments shall not exceed $150,000 in any 12 month period and $1,500,000 during the entire term of the Agreement unless Adrenaline consummates an initial public offering or sells substantially all of the assets or capital stock of Adrenaline. As of September 30, 1997, Adrenaline had not received any revenue relating to the EFECS patent. The timing of the commencement of EFECS revenues, if any, is indeterminable.

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

17. SALE OF ENGINE FUEL ECONOMY EMISSIONS CONTROL REDUCTION SYSTEM TECHNOLOGY ("EFECS") TO ADRENALINE, INC., (continued)



The Company is currently recognizing the monthly royalty payments on a cash basis until it can readily determine the pre- dictability of payments. During Fiscal 1997, the Company had received a total of $50,000 in royalty payments.

18. SEGMENT INFORMATION

The Company currently classifies its operations into the following segments: (1) automotive technology which primarily consists of the Overhead Speaker System, and (2) Oil Analysis Service which primarily consists of TSI operations. Items below exclude amounts from UTG operations. Corporate and other includes general corporate assets consisting primarily of cash and cash equivalents, property and equipment, deferred income tax assets, and corporate expenses. The material components of corporate general and administrative expenses are salaries and benefits; travel and entertainment; consulting; and proxy, printing and transfer costs. In fiscal 1997, 1996 and 1995, corporate expenses (salaries, benefits and general and administrative expenses) have been allocated to the segments. In 1996, management changed certain assumptions on these allocations. If these assumptions were used in 1995, corporate expenses would have been reallocated from the Corporate and Other segment into the Automotive Technology segment and the Oil Analysis Service segment in the amount of $779,165 and $658,727, respectively. Financial information about the Company's operations by segments for the years ended September 30, 1997, 1996 and 1995 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

18. SEGMENT INFORMATION, (continued)

                            Automotive      Oil Analysis      Corporate
                            Technology        Service         and Other      Consolidated
  Revenue:
        1997                  $16,580,270    $     403,853    $    -            $ 16,984,123
        1996                  $16,102,523    $      44,001    $    -            $ 16,146,524
        1995                  $13,893,459    $      13,895    $    -            $ 13,907,354


Operating Income
(Loss):
        1997                 $  3,091,161    $ (4,203,111)   $ (1,486,510)    $  (2,598,460)
        1996                 $  3,093,833    $ (4,605,624)   $ (1,544,428)    $  (3,056,219)
        1995                 $  4,008,392    $ (2,565,929)   $ (3,808,990)    $  (2,366,527)

Depreciation and
Amortization:
        1997                 $     76,573    $     917,820   $     117,078     $   1,111,471
        1996                 $     94,080    $     701,510   $     135,973     $     931,563
        1995                 $     79,085    $     572,760   $     118,441     $     770,286

Identifiable
Assets:
        1997                 $  3,679,544     $  4,783,365    $  2,892,121      $ 11,355,030
        1996                 $  1,373,326     $  2,555,431    $  8,245,491      $ 12,174,248
        1995                 $  4,336,403     $  5,397,470    $  3,573,810      $ 13,307,683

Capital
Expenditures:
        1997                $     357,940     $  1,055,572    $     28,753     $   1,442,265
        1996                $     516,968     $  1,190,629    $    149,407     $   1,857,004
        1995                $     778,804     $    774,857    $    128,357     $   1,682,018



19. OTHER INCOME

Included in Other Income in fiscal 1996 and 1995 is $56,367 and $229,500, respectively, which relates to the recovery of funds from the Professional Services Inc. ("PSI") lawsuit. PSI was a privately owned oil analysis laboratory acquired by the Company in July of 1993 and later merged into UTG.

20. RESTRUCTURING

On September 12, 1996, the Board of Directors approved a restructuring plan which included the restructuring of management, relocating the TSI office and laboratories as well as certain personnel. The Company has recorded $725,000 of restructuring charges in fiscal 1996 which consist primarily of severance costs, lease cancellation costs and other expenses that have no future benefit. As of September 30, 1997, all of these restructuring costs have been paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

20. RESTRUCTURING , (continued)

During July 1997, the Company undertook and substantially completed another restructuring. During this time period, the Company closed its New York investor relations office, consolidated its Top Source Instruments operations in Farmington Hills, Michigan into its Top Source Automotive facility in Troy, Michigan and reduced its personnel in July 1997 by approximately one-third from 78 employees to 54 employees. The Company believes that these reductions will not have an adverse impact on its sales, marketing and administrative capabilities. This restructuring resulted in a one-time charge to earnings in the fourth quarter of fiscal 1997 of approximately $416,000 which primarily consisting of severance of $350,000 and facilities of $66,000. As of January 1, 1998, the remaining liability is approximately $217,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None


                                                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         Incorporated by reference from the Proxy Statement, for the Annual Meeting of Stockholders to be held on April 23, 1998, section entitled "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION
         Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on April 23, 1998, section entitled "Executive Officer Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on April 23, 1998, section entitled "Voting Securities and Principal Holders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               None

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
(a)      (1)Financial Statements. (See Item 8 of Form 10-K................ 17

(a)      (2)  Financial Statement Schedules required to be filed.
              Schedule II - Valuation and Qualifying Accounts............. 42

          All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(a)      (3)  Exhibits

         3.0 Amended and Restated Certificate of Incorporation.............(1)
         3.1 Amendment to Certificate of Incorporation.....................(8)
         3.2 Bylaws of Registrant..........................................(2)
         3.3 Amendment to Bylaws of Registrant.............................(8)
         3.4 Amendment to the Amended and Restated Certificate
              of Incorporation............................................(10)
         4.0 1990 Stock Plan...............................................(3)
         4.1 1993 Stock Option Plan........................................(4)
         10.0 Employment Agreement Between Registrant and Mr.Stuart Landow.(5)
         10.2 First Amendment to Employment Agreement of Stuart Landow.....(8)
         10.4 Master License Lease Agreement - Exxon......................(10)
         10.5 Equipment Purchase Agreement - Thermo Jarrell Ash
               Corporation................................................(10)
         10.6 First Amendment to Lease of On-Site Analysis, Inc., Atlanta,
               Georgia....................................................(10)
         10.8 Shareholder Rights Plan......................................(7)
         10.9 Note Purchase  Agreement  dated as of June 9, 1995
                Regarding 9% Senior  Subordinated  Convertible  Notes
                Due June 9, 2000 by and among Top Source Technologies,
                Inc. Purchasers and Ganz Capital Management, Inc..........(11)
         10.10 Agreement by and between Top Source Technologies,
                Inc., dated May 10, 1995, Adrenaline, Inc. and Edward
                Van Duyne (EFECS Technology)..............................(11)
         10.11 First Amendment to Shareholder Rights Plan.................(12)
         10.12 Second Amendment to Shareholder Rights Plan................(13)
         10.15 Lease Agreement dated February  10, 1995 for Michigan facility, Troy, MI........................................(14)
         10.16 Employment Agreement of David Natan........................(15)
         10.17 Master Purchase Agreement - Thermo Jarrell Ash
                Corporation...............................................(16)
         10.18 Lease of Office Space dated December 20, 1995 of Top
                Source Technologies, Inc., Palm Beach Gardens, FL.........(16)
         10.21 Asset Purchase Agreement between Top Source Technologies,
                Inc., Conam Inspection, Inc. and United Testing Group,
                Inc. dated  October 30, 1996..............................(18)
         10.22 Amendment No. 1 to the Agreement between Adrenaline
                Research, Inc., Top Source Technologies, Inc. and Edward
                Van Duyne dated February 22, 1996................... .....(20)
         10.23 Marketing Agreement between On-Site Analysis, Inc. and
                Conam Inspection, Inc. dated  November 14, 1996...........(20)
         10.25 NationsCredit Agreement dated July 1, 1997.................(21)
         10.26 Amendment to Stuart Landow Employment Agreement............(22)
         10.27 Employment Agreement of William C. Willis, Jr..............(22)
         10.28 Indemnification Agreement dated July 14, 1997 between
                Christer Rosen and Top Source Technologies, Inc...........(22)
         27.0  Financial Data Schedule....................................(22)

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

Exhibit Index
    (1)      Contained in the Form 8-A dated July 10, 1993.
    (2)      Contained  in  the   documents   previously   filed  with  the
             Securities and Exchange Commission in conjunction with the Form 8-B on 11/16/92.
    (3)      Contained  in  the   documents   previously   filed  with  the
             Securities and Exchange Commission in conjunction with the 12/31/90 Form 10-K.
    (4)      Contained as an exhibit to the Proxy  Statement  dated January 11,
             1994.
    (5)      Contained in Amendment No. 1 to the Registration Statement
             on Form S-3 filed on November 16, 1993.
    (6)      Not used.
    (7)      Contained in Form 8-K dated January 5, 1995.
    (8) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/93 Form 10-K.
    (9)      Not used.
    (10) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/94 Form 10-K.
    (11) Contained in documents filed with the Securities and Exchange Commission in conjunction with the 6/30/95 Form 10-Q.
    (12)     Contained in the Form 8-A/A No. 1 dated July 17, 1995.
    (13)     Contained in the Form 8-A/A No. 2 dated December 5, 1995.
    (14)     Contained in Amendment No. 1 to the Registration Statement
             on Form S-3 filed May 4, 1995.
    (15)     Contained in Amendment No. 3 to the Registration Statement
             on Form S-3 filed September 27, 1995.
    (16) Contained in documents filed with the Securities and Exchange Commission in conjunction with the September 30, 1995 Form 10-K.
    (17) Contained in documents filed with the Securities and Exchange Commission in conjunction with the December 31, 1995 Form 10-Q.
    (18)     Contained in the Form 8-K dated November 12, 1996.
    (19)     Not used.
    (20)     Contained in documents  filed with the Securities and Exchange
             Commission  in  conjunction   with  September  30,  1996  Form
             10-K/A No. 1.
    (21) Contained in documents filed with the Securities and Exchange Commission in conjunction with the June 30, 1997 Form 10-Q.
    (22) Contained in documents filed with the Securities and Exchange commission in conjunction with September 30, 1997 Form 10-K.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                       Balance at       Charged to       Additions
                                       Beginning of     Costs and        Charged to                          Balance at End of
                                       Period           Expenses         Other Accounts                      Period
Description                                                                                Deductions
====================================== ---------------- ---------------- ----------------- ----------------- ==================
Deducted from Accounts Receivable -
Allowance for Doubtful Accounts
====================================== ---------------- ---------------- ----------------- ----------------- ==================
Year Ended September 30,
1997                                   $  83,650        $     -          $       -                            $     -
                                                                                           ($83,650)
====================================== ---------------- ---------------- ----------------- ----------------- ==================
Year Ended September 30, 1996
                                       $145,703         $     -          $      -          ($62,053)         $ 83,650
-------------------------------------- ---------------- ---------------- ----------------- ----------------- ==================
Year Ended September 30 1995
                                       $150,000         $159,645         $       -                           $145,703
                                                                                           ($163,942)
-------------------------------------- ---------------- ---------------- ----------------- ----------------- ==================



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registrant's report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TOP SOURCE TECHNOLOGIES, INC.



                       By: \s\William C. Willis, Jr.
                            William C. Willis, Jr
                            President and Chief Executive Officer


                        By: \s\David Natan
                             David Natan
                             Vice President, Chief Financial Officer
                             and Secretary
                             (Principal Financial and Accounting Officer)


 Dated:   January  12, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                        DATE

\s\ Stuart Landow
Stuart Landow                   Chairman of the
                                Board of Directors           January 12, 1998

\s\ William C. Willis, Jr.      President and Chief
William C. Willis, Jr.          Executive Officer            January  12, 1998


\s\ Ronald P. Burd              Director                     January  12, 1998
Ronald P. Burd

\s\ Clinton D. Lauer            Director                     January  12, 1998
Clinton D. Lauer

\s\ G. Jeff Mennen              Director                     January  12, 1998
G.    Jeff Mennen

\s\ Paul F. Moore               Director                     January  12, 1998
Paul F. Moore

\s\ Mani A. Sadeghi             Director                     January  12, 1998
Mani A. Sadeghi