Form 10-Q
period 1997-12-31
TOP SOURCE TECHNOLOGIES INC
filed 1998-02-13
CIK 800055

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1997

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


               Class                      Outstanding at February 12, 1998
Common stock: $.001 par value                    28,561,477 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                                      INDEX





                         PART I - FINANCIAL INFORMATION
ITEM 1.   Financial Statements                                         Page


          Consolidated Balance Sheets as of December 31, 1997
          (Unaudited) and September 30, 1997.............................1

          Consolidated Statements of Operations for the
          Three Months Ended December 31, 1997 and 1996 (Unaudited)......2


           Consolidated Statements of Cash Flows for the
           Three Months Ended December 31, 1997 and 1996 (Unaudited).....3

           Notes to Unaudited Interim Consolidated
           Financial Statements..........................................4


ITEM 2.  Management's Discussion and Analysis of Interim
           Financial Condition and Results of Operations...............5-7



                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K................................8

                                             TOP SOURCE TECHNOLOGIES, INC.
                                                       Form 10-Q

                       CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                                                       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                                   December 31          September 30
                                 ASSETS                                        1997                           1997
                                                                          ----------------              -----------------
Current Assets:
  Cash and cash equivalents                                                    $1,651,308                     $2,103,679
  Accounts receivable trade                                                     2,118,713                      2,255,303
  Advances to officers                                                             23,765                         27,234
  Inventories                                                                     943,543                        881,023
  Prepaid expenses                                                                238,907                        219,446
  Other                                                                           126,301                        155,448
                                                                          ----------------              -----------------
Total current assets                                                            5,102,537                      5,642,133

Property and equipment, net                                                     1,961,566                      2,147,403
Manufacturing and distribution rights and patents, net                            270,471                        284,562
Capitalized database, net                                                       2,231,319                      2,284,027
Notes receivable from officers                                                    107,399                        106,687
Other assets, net                                                                 873,223                        890,218
                                                                          ================              =================
TOTAL ASSETS                                                                  $10,546,515                    $11,355,030
                                                                          ================              =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                               $2,232,581                     $1,996,341
  Accounts payable                                                                591,338                        672,836
  Accrued salaries                                                                 10,842                          7,494
  Accrued liabilities                                                             566,197                      1,050,978
  Net liabilities from discontinued operations                                    122,786                        122,928
                                                                          ----------------              -----------------
Total current liabilities                                                       3,523,744                      3,850,577
  Senior convertible notes                                                      3,020,000                      3,020,000
                                                                          ----------------              -----------------
Total liabilities                                                               6,543,744                      6,870,577

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; none outstanding                                                          -                               -
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 28,561,477 and 28,461,477 shares issued and
   outstanding on December 31 and September 30, respectively                       28,561                         28,461
  Additional paid-in capital                                                   28,894,351                     28,744,451
  Accumulated deficit                                                         (23,570,787)                   (22,939,105)
  Treasury stock-at cost; 466,234 shares                                       (1,349,354)                    (1,349,354)
                                                                          ----------------              -----------------
Total stockholders' equity                                                      4,002,771                      4,484,453
                                                                          ----------------              -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $10,546,515                    $11,355,030
                                                                          ================              =================

See accompanying notes to unaudited interim consolidated financial statements.

                                                        1

                                             TOP SOURCE TECHNOLOGIES, INC.
                                                       Form 10-Q

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                                       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                               1997                           1996
                                                                          ----------------              -----------------
Revenue:
Product sales                                                                  $3,247,035                     $3,197,537
Service revenue                                                                    29,293                         26,575
                                                                          ----------------              -----------------
  Net sales                                                                     3,276,328                      3,224,112
                                                                          ----------------              -----------------

Cost of sales:
Cost of product sales                                                           2,130,646                      2,223,119
Cost of services                                                                    9,254                          9,254
                                                                          ----------------              -----------------
  Cost of sales                                                                 2,139,900                      2,232,373
                                                                          ----------------              -----------------

Gross profit                                                                    1,136,428                        991,739
                                                                          ----------------              -----------------

Expenses:
  General and administrative                                                    1,045,240                      1,292,941
  Selling and marketing                                                           320,390                        243,226
  Depreciation and amortization                                                   260,159                        266,852
  Research and development                                                         15,265                          2,334
                                                                          ----------------              -----------------
Total expenses                                                                  1,641,054                      1,805,353
                                                                          ----------------              -----------------
Loss from operations                                                             (504,626)                      (813,614)
Other income (expense):
  Interest income                                                                  29,023                         38,733
  Interest expense                                                               (135,235)                       (70,447)
  Other income (expense), net                                                      (2,344)                         6,161
                                                                          ----------------              -----------------
Net other expense                                                                (108,556)                       (25,553)
                                                                          ----------------              -----------------
Loss before income taxes                                                         (613,182)                      (839,167)
Income tax expense                                                                (18,500)                       (18,500)
                                                                          ----------------              -----------------
Loss from continuing operations                                                  (631,682)                      (857,667)
Income from discontinued operations                                                     -                         25,000
                                                                          ================              =================
Net loss                                                                    $ (631,682)                    $ (832,667)
                                                                          ================              =================

Basic loss per weighted average common share outstanding:
   Continuing operations                                                              ($0.02)                        ($0.03)
   Discontinued operations                                                              -                              -
                                                                          ================              =================
     Total                                                                           $ (0.02)                       $ (0.03)
                                                                          ================              =================
Basic weighted average common shares outstanding                               28,084,827                     28,251,122
                                                                          ================              =================


See accompanying notes to unaudited interim consolidated financial statements.

                                                             2

                                            TOP SOURCE TECHNOLOGIES, INC.
                                                       Form 10-Q

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                                       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                               1997                             1996
                                                                          ----------------              -----------------

    Net loss                                                                    ($631,682)                     ($832,667)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Income from discontinued operations                                                  -                       (25,000)
    Depreciation                                                                  264,581                        278,050
    Amortization                                                                   69,733                         69,404
    Disposal of equipment                                                          63,349                         42,641
    Repayments from (advances to) officers                                          2,757                        (28,938)
    Decrease in accounts receivable, net                                          136,590                      1,818,516
    Increase in inventories                                                       (62,520)                      (673,061)
    Increase in prepaid expenses                                                  (19,461)                       (79,900)
    Decrease in other assets                                                       45,137                            655
    Decrease in accounts payable                                                  (81,498)                      (366,039)
    Increase (decrease) in accrued salaries                                         3,348                       (216,783)
    Decrease in accrued liabilities                                              (484,781)                      (155,099)
                                                                          ----------------              -----------------
Net cash used in operating activities                                            (694,447)                      (168,221)
                                                                          ----------------              -----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                     (142,093)                      (767,703)
    Reimbursement of tooling costs                                                      -                        361,056
    Additions to patent costs, net                                                 (1,929)                        (6,110)
    Discontinued operations - change in net assets                                   (142)                     3,373,910
                                                                          ----------------              -----------------
Net cash provided by (used in) investing activities                              (144,164)                     2,961,153
                                                                          ----------------              -----------------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                       150,000                          2,813
    Repurchase of treasury stock                                                        -                     (1,145,974)
    Proceeds from borrowings                                                     236,240                               -
                                                                                                        -----------------
                                                                          ----------------
Net cash provided by (used in) financing activities                               386,240                     (1,143,161)
                                                                          ----------------              -----------------
Net increase (decrease) in cash and cash equivalents                             (452,371)                     1,649,771
Cash and cash equivalents at beginning of period                                2,103,679                        653,129
                                                                          ----------------              -----------------
Cash and cash equivalents at end of period                                     $1,651,308                     $2,302,900
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

                                    3

                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION

         The accompanying financial statements of Top Source Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997. Certain fiscal year 1997 amounts have been reclassified to conform to current year presentation.

New Accounting Standard

Loss per share was calculated based upon Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which was adopted by the Company in the current fiscal period. Adoption of SFAS No. 128 which superseded the previous standard (APB No. 15) had no effect on the Company's previously reported loss per share.



2.       INVENTORIES

         Inventories consisted of the following:


                                 December 30,               September 30,
                                   1997                           1997

   Raw materials              $     739,814                  $    820,821
   Finished goods                   203,729                        60,202
                                    -------                        ------
                              $     943,543                  $    881,023
                                  ============                  ============

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the three month period ended December 31, 1997 was $3,276,328 compared to $3,224,112 for the same period in 1996. The slight increase in revenue for the three month period ended December 31, 1997 compared to the same period in 1996 is primarily attributable to (1) an increase in sales of overhead speaker systems ("OHSS") for the Wrangler contract at the Company's Top Source Automotive, Inc. subsidiary ("TSA") from $1,881,280 for the three months ended December 31, 1996 to $2,038,046 for the same period in 1997; (2) sales of $1,109,887 of OHSS for the Company's new Grand Cherokee contract which commenced in August 1997, (3) a nominal increase in service revenues from the lease of On-Site Analyzers ("OSA") at Top Source Instruments, Inc. ("TSI"), (4) offset by the loss of OHSS sales for the Cherokee contract which ended on June 30, 1997.


TSA is currently seeking to increase its revenues by entering into strategic relationships with major suppliers to Original Equipment Manufacturers ("OEMs") that , if successful, could result in production line orders for OHSS in fiscal years after 1998. TSA is also attempting to increase revenues by seeking strategic relationships with several after-market suppliers. In January 1998, TSA's new OHSS developed by the Company for Kenwood U.S.A. ("Kenwood") was displayed at the Consumer Electronics Show in Las Vegas, Nevada. The Company believes that this product was well received and is anticipating receiving an initial inventory stocking order from Kenwood in early March 1998. The Company believes that this product will generate fiscal 1998 revenues, however, there can no assurances that Kenwood will place an order, or that order if placed, will be significant.

During the first fiscal quarter ended December 31, 1997, TSI generated nominal ongoing revenue from the lease of OSA units at five different locations. In January 1998, the Company signed OSA leases for one unit with Harley Davidson Corporation, a manufacturer of motorcycles; and for two OSA units with Speedco, Inc. ("Speedco") a maintenance provider for the trucking industry. Under the terms of the lease, Speedco agreed to consider leasing OSA units at eight other Speedco locations expressly contingent on the successful performance of the first two leased units. In addition, on January 21, 1998, TSI sold an OSA unit to General Motors Corp.

The gross profit margin for three months ended December 31, 1997 was 34.7% compared to 30.8% for the same period in 1996. The increase in the gross profit margin compared to the prior year is primarily attributable to decreased labor and overhead costs relating to product sales at TSA.

General and administrative expenses decreased $247,701 for the three month period ended December 31, 1997 compared to the same period in 1996. This decrease is attributable to the Company's restructuring which took place in the fourth quarter of fiscal 1997.


Selling and marketing increased 31.7% for the three months ended December 31, 1997 compared to the same period in 1996. The increase was primarily attributable to the continued marketing and promotional activities in support of the OSA.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS   - Continued

Results of Operations - (Continued)

Interest income decreased 25.1% for the three months ended December 31, 1997 compared to the same period in 1996. The decrease is attributable to a decline in on hand cash balances due to operating losses and due to the use of cash from January 1, 1997 to December 31, 1997 to purchase capital equipment of $816,655 which included $468,650 in OSA units.

Interest expense increased 91.8% for the three months ended December 31, 1997 compared to the same period in 1996. The increase is due to the increased borrowings with NationsCredit.


Net Loss Analysis

In order to reduce its operating losses, the Company is focusing its efforts on increasing revenues of both OHSS units, and OSA units The Company believes that the OSA orders received in January 1998 and the pending order from Kenwood will help to reduce its operating losses, and establish additional credibility for both the OSA technology and the Company's new after-market initiative. The Company must generate significant additional ongoing revenue in future months in order to avoid future material operating losses.

Liquidity and Capital Resources

Net cash used in operating activities was ($694,447) for the three months ended December 31, 1997. This usage of cash was attributable to a net loss of $297,368 which excludes depreciation and amortization, an increase in inventories of $62,520 and a decrease in accounts payable and accrued liabilities of $566,279. This was partially offset by a decrease in accounts receivable of $136,590 and other assets of $45,137 and disposal of equipment of $63,349.

Net cash used by investing activities was ($144,164). This use of cash was attributable to $142,093 which was expended for capital assets.

Net cash provided by financing activities was $386,240 which consisted of net proceeds from sales of common stock through exercise of stock options of $150,000 and funds of $236,240 from the Company's Credit Facility.

On July 1, 1997, the Company entered into a three-year $5,000,000 asset-based financing agreement ("Credit Facility") with NationsCredit Commercial Corporation ("Nations"). This Credit Facility replaced the Company's former $3,750,000 facility. The new Credit Facility, which is secured by substantially all of the assets of the Company enables the Company to borrow up to $5,000,000 based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of accounts receivable and 50% of inventory for both TSA and TSI. The overall sub-limit of borrowing against inventory is $1,500,000. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for the fee calculation purposes. The Company's effective interest rate at December 31, 1997 factoring the interest earned on used drawn funds was 5.44%. As of December 31, 1997 and February 6, 1998, the entire available borrowings on this Credit Facility of $2,232,581 and $1,367,709 were outstanding, respectively.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS   - Continued

Liquidity and Capital Resources - (Continued)

In 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management ("Mellon"), to purchase $3,020,000 in 9% Senior Subordinated convertible notes from the Company ("Notes"). These Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to 1.0. As of December 31, 1997, the Company was in compliance with the ratio. However, due to the Company's historic losses and due to the uncertainty on the timing of OSA revenues, there is a possibility that the Company will exceed this ratio during fiscal 1998. In the event the ratio is not met and the Company is unable to receive a waiver from Mellon, a G. Jeff Mennen, a new Board member of the Company, has agreed to guarantee sufficient capital infusion into the Company to maintain compliance of this ratio through October 1, 1998 or refinance the notes to the satisfaction of Mellon. In consideration for this guarantee, the Company issued 50,000 ten-year warrants at a strike price of $2.00 per share to Mr. Mennen.

As of February 1, 1998, the Company had approximately $1,313,015 of cash on hand. Based on this cash balance, the Credit line and its ability to further reduce expenses, if required, the Company believes it has sufficient cash flow and liquidity to fund its current operations and anticipated increasing OSA commercialization. Additionally, the Company has continued to have discussions with potential strategic partners who are interested in licensing the OSA technology for specific industry applications both domestically and internationally.

During the last eight months, the Company initiated and completed a major restructuring. This restructuring included the hiring of a new CEO and a reduction in approximately one-third of the Company's work force. The primary strategy of the new Company management has been to concentrate marketing activities to sell or lease OSA to seven specific markets. The Company believes that their marketing efforts will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain their marketing activities it could have a material adverse effect on the financial condition of the Company. The Company will continue to evaluate the success of the new marketing efforts.

Forward-Looking Statements

The statements discussed above relating to the Company's expectations that it anticipates (1) generating additional and increasing OSA revenue (2) entering into strategic relationships, (3) obtaining a purchase order from Kenwood for an after-market OHSS developed by TSA (4) future production line TSA orders, and
(5) the adequacy of cash flow and liquidity, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) a decline in production levels at Chrysler for vehicles installing OHSS, (2) the continued reliability of the OSA technology over an extended period of time, (3) the Company's ability to market OSAs, (4) the acceptance of the OSA technology by the marketplace, (5) the general tendency of large corporations to slowly change from known technology to emerging new technology, (6) the Company's reliance on a third party to manufacture OSAs, (7) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, and (8) an inability to attain joint venture agreements with large OEM and aftermarket suppliers.
                                        7

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           27.0     Financial Data Schedule

                  b.       Reports on Form 8-K

                           No reports on Form 8-K were filed  during the quarter
ended December 31, 1997.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOP SOURCE TECHNOLOGIES, INC.



         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer



Dated:  February 13, 1998