Form 10-Q
period 1998-03-31
TOP SOURCE TECHNOLOGIES INC
filed 1998-05-20
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 1998

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


               Class                              Outstanding at May 14, 1998
Common stock: $.001 par value                           28,724,177 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                                      INDEX






                         PART I - FINANCIAL INFORMATION
ITEM 1.   Financial Statements                                         Page

                Consolidated Balance Sheets as of March 31, 1998
                 (Unaudited) and September 30, 1997.......................1

                Consolidated Statements of Operations for the
                Three and Six Months Ended March 31, 1998 and 1997
                (Unaudited).............................................2-3


                Consolidated Statements of Cash Flows for the
                Six Months Ended March 31, 1998 and 1997 (Unaudited)......4

                Notes to Unaudited Interim Consolidated
                Financial Statements....................................5-7


ITEM 2.  Management's Discussion and Analysis of Interim
                Financial Condition and Results of Operations..........8-11



                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K................................12

















                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        Form 10-Q

                         CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 AND SEPTEMBER 30, 1997

--------------------------------------------------------------------------------------------------------------------------
                                                                             March 31                   September 30
                                 ASSETS                                        1998                           1997
                                                                          ----------------              ------------------
                                                                             (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                                      $545,626                      $2,103,679
  Accounts receivable trade                                                     2,508,612                       2,255,303
  Advances to officer                                                              21,489                          27,234
  Inventories                                                                   1,175,581                         881,023
  Prepaid expenses                                                                201,196                         219,446
  Other                                                                           100,141                         155,448
                                                                          ----------------              ------------------
Total current assets                                                            4,552,645                       5,642,133

Property and equipment, net                                                     1,696,786                       2,147,403
Manufacturing and distribution rights and patents, net                            271,323                         284,562
Capitalized database, net                                                       2,178,611                       2,284,027
Notes receivable from officers                                                    107,388                         106,687
Other assets, net                                                                 222,893                         890,218
                                                                          ================              ==================
TOTAL ASSETS                                                                   $9,029,646                     $11,355,030
                                                                          ================              ==================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                              $1,029,301                      $1,996,341
  Accounts payable                                                              1,023,039                         672,836
  Accrued salaries                                                                  4,162                           7,494
  Accrued liabilities                                                             549,988                       1,050,978
  Net liabilities from discontinued operations                                   114,521                          122,928
                                                                          ----------------              ------------------
Total current liabilities                                                       2,721,011                       3,850,577
  Senior convertible notes                                                      3,020,000                       3,020,000
                                                                          ----------------              ------------------
Total liabilities                                                               5,741,011                       6,870,577

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; none outstanding                                                          -                                -
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 28,686,477 and 28,461,477 shares issued and
   outstanding on March 31 and September 30, respectively                          28,686                          28,461
  Additional paid-in capital                                                   28,960,476                      28,744,451
  Accumulated deficit                                                         (24,351,173)                    (22,939,105)
  Treasury stock-at cost; 466,234                                              (1,349,354)                     (1,349,354)
                                                                          ----------------              ------------------
Total stockholders' equity                                                      3,288,635                       4,484,453
                                                                          ----------------              ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $9,029,646                     $11,355,030
                                                                          ================              ==================

                   See accompanying notes to unaudited interim consolidated financial statements.

                                                                             1

                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        Form 10-Q

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                               1998                           1997
                                                                          ----------------              ------------------
Revenue:
Product sales                                                                  $3,172,381                      $5,072,140
Service revenue                                                                   168,057                         172,860
                                                                          ----------------              ------------------
  Net sales                                                                     3,340,438                       5,245,000
                                                                          ----------------              ------------------

Cost of sales:
Cost of product sales                                                           2,146,147                       3,282,215
Cost of services                                                                   81,645                          69,181
                                                                          ----------------              ------------------
  Cost of sales                                                                 2,227,792                       3,351,396
                                                                          ----------------              ------------------

Gross profit                                                                    1,112,646                       1,893,604
                                                                          ----------------              ------------------

Expenses:
  General and administrative                                                    1,206,217                       1,188,892
  Selling and marketing                                                           314,169                         375,368
  Depreciation and amortization                                                   222,981                         272,927
  Research and development                                                         47,175                             891
                                                                          ----------------              ------------------
Total expenses                                                                  1,790,542                       1,838,078
                                                                          ----------------              ------------------
Income (loss) from operations                                                    (677,896)                         55,526
Other income (expense):
  Interest income                                                                  23,276                          28,301
  Interest expense                                                               (136,515)                        (70,703)
  Other income, net                                                                29,249                          20,266
                                                                          ----------------              ------------------
Net other expense                                                                 (83,990)                        (22,136)
                                                                          ----------------              ------------------
Income (loss) before income taxes                                                (761,886)                         33,390
Income tax expense                                                                (18,500)                        (18,500)
                                                                          ----------------              ------------------
Income (loss) from continuing operations                                         (780,386)                         14,890
Income from discontinued operations                                                     -                          36,933
                                                                          ================              ==================
Net income (loss)                                                           $ (780,386)                      $ 51,823
                                                                          ================              ==================
Basic and diluted loss per weighted average common
   Continuing operations                                                       $ (0.03)
   Discontinued operations                                                           -
                                                                          ================
     Total                                                                     $ (0.03)
                                                                          ================
Basic and diluted weighted average common shares outstanding                 28,135,799
                                                                          ================
Net income per basic and diluted common shares:
   Continuing operations                                                                                              $ 0.00
   Discontinued operations                                                                                              0.00
                                                                                                          ==================
     Total                                                                                                            $ 0.00
                                                                                                          ==================
Weighted average common shares outstanding:
    Basic                                                                                                         28,560,577
                                                                                                          ==================
    Diluted                                                                                                       28,560,690
                                                                                                          ==================

                   See accompanying notes to unaudited interim consolidated financial statements.
                                                                              2



                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        Form 10-Q

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                               1998                           1997
                                                                          ----------------              ------------------
Revenue:
Product sales                                                                  $6,419,416                      $8,269,677
Service revenue                                                                   197,350                         199,435
                                                                          ----------------              ------------------
  Net sales                                                                     6,616,766                       8,469,112
                                                                          ----------------              ------------------

Cost of sales:
Cost of product sales                                                           4,276,793                       5,505,334
Cost of services                                                                   90,899                          78,435
                                                                          ----------------              ------------------
  Cost of sales                                                                 4,367,692                       5,583,769
                                                                          ----------------              ------------------

Gross profit                                                                    2,249,074                       2,885,343
                                                                          ----------------              ------------------

Expenses:
  General and administrative                                                    2,251,457                       2,481,833
  Selling and marketing                                                           634,559                         618,594
  Depreciation and amortization                                                   483,140                         539,779
  Research and development                                                         62,440                           3,225
                                                                          ----------------              ------------------
Total expenses                                                                  3,431,596                       3,643,431
                                                                          ----------------              ------------------
Loss from operations                                                           (1,182,522)                       (758,088)
Other income (expense):
  Interest income                                                                  52,299                          67,034
  Interest expense                                                               (271,750)                       (141,150)
  Other income, net                                                                26,905                          26,427
                                                                          ----------------              ------------------
Net other expense                                                                (192,546)                        (47,689)
                                                                          ----------------              ------------------
Loss before income taxes                                                       (1,375,068)                       (805,777)
Income tax expense                                                                (37,000)                        (37,000)
                                                                          ----------------              ------------------
Loss from continuing operations                                                (1,412,068)                       (842,777)
Income from discontinued operations                                                     -                          61,933
                                                                          ================              ==================
Net loss                                                                      $(1,412,068)                     $ (780,844)
                                                                          ================              ==================

Basic and diluted loss per weighted average common share outstanding:
   Continuing operations                                                        $ (0.05)                         $ (0.03)
   Discontinued operations                                                         -                                0.00
                                                                          ================              ==================
     Total                                                                      $ (0.05)                         $ (0.03)
                                                                          ================              ==================
Basic and diluted weighted average common shares outstanding                  28,110,033                       28,135,616
                                                                          ================              ==================






                   See accompanying notes to unaudited interim consolidated financial statements.

                                    3


                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        Form 10-Q

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                               1998                             1997
                                                                          ----------------              ------------------

    Net loss                                                                  ($1,412,068)                      ($780,844)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Income from discontinued operations                                                 -                         (61,933)
    Depreciation                                                                  499,513                         558,664
    Amortization                                                                  139,659                         138,957
    Disposal of equipment                                                         127,200                         178,324
    Repayment from (advance to officer)                                             5,044                         (30,994)
    Decrease (increase) in accounts receivable, net                              (253,309)                        386,624
    Increase in inventories                                                      (294,558)                       (280,154)
    Decrease in prepaid expenses                                                   18,250                          19,072
    Decrease (increase) in other assets                                           720,622                          (2,839)
    Increase (decrease) in accounts payable                                       350,203                        (423,593)
    Decrease in accrued salaries                                                   (3,332)                       (217,739)
    Decrease in accrued liabilities                                              (500,990)                       (483,725)
                                                                          ----------------              ------------------
Net cash used in operating activities                                            (603,766)                     (1,000,180)
                                                                          ----------------              ------------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                     (176,096)                     (1,007,369)
    Reimbursement of tooling costs                                                      -                         361,056
    Additions to patent costs, net                                                (18,994)                         (9,033)
    Discontinued operations - change in net assets                                 (8,407)                      3,410,843
                                                                          ----------------              ------------------
Net cash provided by (used in) investing activities                              (203,497)                      2,755,497
                                                                          ----------------              ------------------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                       216,250                          20,613
    Repurchase of treasury stock                                                        -                      (1,188,566)
    Repayment of borrowings                                                      (967,040)                              -
                                                                          ----------------              ------------------
Net cash used in financing activities                                            (750,790)                     (1,167,953)
                                                                          ----------------              ------------------
Net increase (decrease) in cash and cash equivalents                           (1,558,053)                        587,364
Cash and cash equivalents at beginning of period                                2,103,679                         653,129
                                                                          ----------------              ------------------
Cash and cash equivalents at end of period                                       $545,626                      $1,240,493
                                                                          ================              ==================





                     See accompanying notes to unaudited interim consolidated financial statements.


                                    4


                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION

         The accompanying financial statements of Top Source Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997. Certain fiscal year 1998 amounts have been reclassified to conform to current year presentation.

New Accounting  Standard
a. Loss per share was  calculated  based  upon  Financial  Accounting  Standards
(SFAS) No. 128, Earnings Per Share, which was adopted by the Company during the three months ended December 31, 1997. Adoption of SFAS No. 128 which superseded the previous standard (APB No. 15) had no effect on the Companys previously reported loss per share.

b. During the three months ended March 31, 1998, the Company adopted Financial Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For the three months ended March 31, 1997 and 1998, there were no differences between net income and comprehensive income.


2.       INVENTORIES

         Inventories consisted of the following:
                                         March 31,             September 30,
                                           1998                     1997

             Raw materials              $1,031,501              $    820,821
             Finished goods                144,080                    60,202
                                         ---------                 -----------
                                        $1,175,581              $    881,023
                                        ==========                ============
3.       EXECUTIVE EMPLOYMENT CONTRACT

         In fiscal 1993, Stuart Landow, the former President and Chief Executive Officer and the current Chairman of the Board of Directors of the Company, entered into an employment agreement ("Employment Agreement") with the Company. The term of this Employment Agreement was five years through August 18, 1998. The Employment Agreement provides for a base annual salary of $200,000 per year, subject to a review by the Company's Compensation Committee in which Mr. Landow's base salary during the term may be increased, but not decreased. Additionally, the Employment Agreement calls for incentive compensation payments based upon certain percentages of revenue. In the event of termination without cause, or if Mr. Landow resigns for "Good Reason", as defined in the Employment Agreement, the Company is required to make 36 consecutive monthly payments equal to his base and incentive compensation. Mr. Landow will also be entitled to continue to receive medical, life and disability insurance coverage during the 36-month term.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       EXECUTIVE EMPLOYMENT CONTRACT (Continued)


         As a result of the hiring of a new CEO in May 1997, a breach in the terms of the original Employment Agreement occurred, thus, Mr. Landow could have requested that the "Good Reason" clause of his contract be triggered effective July 1, 1997. This clause was waived by Mr. Landow with the approval of the Board of Directors as it was determined to be in the best interest of the Company to retain Mr. Landow for a period of one year. This waiver is effective until June 30, 1998 or earlier, if elected by Mr. Landow at which time the terms of the original Employment Agreement will remain in effect, with the exception of the incentive payments which will be calculated based on the previous sales for the period from July 1, 1996 through June 30, 1997.

         On May 14, 1998, Mr. Landow and the Company's Board of Directors reached an agreement in principle, subject to the execution of final legal documents, to modify his Employment Agreement resulting in Mr. Landow triggering the Good Reason clause of his contract and resigning as Chairman and as Director of the Company, effective June 30, 1998.

     In order to lessen the cash impact of the Employment Agreement to the Company, Mr. Landow agreed to a reduction of approximately $195,000 from the total amount of severance payments due under the terms of the Employment Agreement. In addition, in the event all of Mr. Landow's 600,000 vested options are exercised, Mr. Landow will pay $300,000 more for the exercise of 200,000 of these 600,000 options, by agreeing to an increase in the original strike price from $2.06 to $3.56 on 200,000 options. In return for these modifications to the Employment Agreement, the Company agreed to extend the exercise period for all of Mr. Landow's 600,000 vested options from the original expiration date of July 1, 1999 to the new date of July 1, 2001.

         As a result of the triggering of the Good Reason clause of the Employment Agreement and the modifications agreed to by both Mr. Landow and the Company's Board of Directors, the Company will record a one-time charge against earnings of approximately $900,000 in the third fiscal quarter ending June 30, 1998.

4.       OTHER ASSETS

         On March 20, 1998, the Company entered into an agreement with Thermo Jarrell Ash Corporation ("TJA") to terminate the supply agreement entered into by both parties on March 3, 1995. Pursuant to the terms of the original agreement, Top Source Instruments ("TSI") made a deposit of $650,000 with TJA, for TJA to be the exclusive manufacturer of the MotorCheck(TM) On-Site Analyzer ("OSA"). This amount was included in "Other Assets" in the September 30, 1997 Consolidated Balance Sheet. Both parties agreed to terminate the original agreement effective March 31, 1998 due to the anticipation of the second generation of OSA which would not require any TJA involvement. On March 31, 1998, TJA returned cash to the Company of $285,000 and applied the remainder of the deposit ($365,000) as payment in full for the purchase by the Company of $582,689 of OSA parts at TJA's cost. The Company has recorded these materials as parts inventory at the purchase price of $365,000. The Company believes that these parts along with the parts inventory previously on hand will be sufficient inventory to support the existing OSA machines at customers locations and equipment inventory.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.       PRIVATE PLACMENT OF SERIES A CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company completed the sale in a private offering to foreign investors of 1,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") with a liquidation value of $1,000 per share. This funding was comprised of $1,000,000 in Preferred Stock, less placement and legal fees yielding $935,000 in net proceeds to the Company. This Preferred Stock pays an annual dividend of 5% in cash or common stock. The investors are obligated to fund an additional $1,500,000 in tranches of $500,000 in October, November and December of 1998. The additional three tranches of funding are subject to the Company maintaining a stock price of $1.00 per share and daily trading volume of 40,000 shares.

     The holders of Preferred Stock shall have the right to convert each share of Preferred Stock into a number of shares of common stock in whole or in part cumulatively as follows: 25% on August 8, 1998, 25% on September 8, 1998, 25% on October 8, 1998 and 25% November 8, 1998. The conversion price shall be the lesser of $1.10 or 85% of the five-day average closing bid price of the shares of Top Source prior to conversion, decreasing to 83% for conversion after 120 days and 80% for conversion after 150 days. The Company may redeem the Preferred Stock, at any time, in whole or in part at 120% of the purchase price of the Preferred Stock plus all accrued and unpaid dividends.

         As part of the transaction, the foreign investors and the placement agent received a total of 250,000 three-year Warrants exercisable as $1.10. These Warrants vest pro-rata as amounts are funded up to $2,500,000. As a requirement of the Subscription Agreement, the Company must file a Registration Statement with the Securities and Exchange Commission no later than June 8, 1998 covering the future sale of common stock underlying the Preferred Stock and warrants.


6.       LETTER OF INTENT TO PURCHASE TOP SOURCE AUTOMOTIVE, INC.

         On April 17, 1998, the Company received a non-binding purchase Letter of Intent from a potential acquirer to purchase 100% of the assets or stock of Top Source Automotive, Inc. ("TSA"). During the next two weeks, the Company anticipates receiving a non-refundable deposit, which will allow the potential acquirer to complete preliminary due diligence, on a non-exclusive basis. The Company will not have an exclusive purchase agreement in place until the due diligence is completed and an additional deposit is received. Until that event, the Company will continue negotiations with other potential acquirers. Subject to a fairness opinion and Top Source shareholder approval, it is anticipated that a transaction will be consummated by December 31, 1998, however, there can be no assurances that a deposit will be received, that a definitive agreement can be reached, that shareholder approval will be received, and that the transaction will be ultimately closed.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Total revenue for the three and six month periods ended March 31, 1998 was $3,340,438 and $6,616,766 compared to $5,245,000 and $8,469,112 for the same period in 1997. The decrease in revenue for the three month period ended March 31, 1998 compared to the same period in 1997 is primarily attributable to the loss of the patented Overhead Mounted Speaker System ("OHSS") sales for the Jeep Cherokee(TM) contract which ended on June 30, 1997. For the three months ended March 1, 1998, the Jeep Cherokee(TM) sales were $0 compared to $2,733,767 in sales for the three months ended March 31, 1997, which was offset by the increase in sales of $1,075,268 for the Grand Cherokee. The decrease in the Wrangler sales for the three-month period was nominal. For the six months ended March 31, 1998, the Jeep Cherokee(TM) sales were $0 compared to $3,776,764 in sales for the six months ended March 31, 1998, which was offset by the increase in sales of $2,173,007 for the Grand Cherokee and the increase in sales of $216,115 for the Wrangler compared to the respective periods in 1997. There was a nominal decrease in the OSA revenue for both the three and six months ended March 31, 1998.

         In March 1998, the Company announced that it had hired the investment banking firm of Morgan Keegan and Company, Inc. to begin soliciting offers for the sale of TSA. On April 17, 1998, the Company received a non-binding Letter of Intent (see NOTE 6. LETTER OF INTENT TO PURCHASE TOP SOURCE AUTOMOTIVE, INC.) from an acquirer seeking to purchase TSA. The Company believes that this transaction will be ultimately consummated, however, in the interim it will continue its efforts to increase revenues at TSA.

         TSA is currently seeking to increase its revenues by entering into strategic relationships with major suppliers to Original Equipment Manufacturers ("OEMs") that, if successful, could result in production line orders for Overhead Speaker Systems in fiscal years after 1998. TSA is also attempting to increase revenues by seeking strategic relationships with several after-market suppliers. During the first and second fiscal 1998 quarters, the Company developed and tested a new OHSS for Kenwood USA ("Kenwood"). TSA's new OHSS developed by the Company for Kenwood was displayed at the Consumer Electronics Show in Las Vegas, Nevada. In May 1998, the Company received its first order from Kenwood for approximately $150,000. Additionally, the Company is working with Kenwood and other aftermarket suppliers to provide additional aftermarket products.

     As of May 18, 1998, TSI had approximately 12 OSA units generating various levels of monthly revenue (in some cases nominal monthly revenue) through leases and revenue generating tests, as well as commitments to place seven revenue generating OSAs in a variety of industries including automobile dealerships, truck lube centers, truck stops, auto quick-lube centers, motorcycle development laboratories and the boating and marine industry. During fiscal 1997 and 1998, the Company has sold OSA units for internal powertrain development applications at Chrysler Corporation, General Motors, Hyundai Motors, Ford Motor Company and Daniel Drecq Technologies ("D2T") located in France.

         The Company believes that this activity has demonstrated that the OSA technology is commercially viable, that the awareness of the OSA is increasing and that it will begin to generate increasing on-going revenue through multiple OSA placements and long-term leases, however, there can be no assurance this will occur.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued


Results of Operations - (Continued)

     On March 20, 1998, the Company entered into an agreement with TJA to terminate its supply relationship (see NOTE 4. OTHER ASSETS) to purchase an inventory of parts to support the OSA units in the field. This action was undertaken because the Company believes it has developed a faster, smaller, less expensive, more durable, modular second generation OSA ("OSA-II") that can be assembled internally. Currently, the Company believes that the OSA-II will be ready to ship to customers by the end of July 1998.

         Additionally, the Company has continued to have discussions with potential strategic partners who are interested in licensing the OSA technology for specific industry applications both domestically and internationally.

         The Company believes that it has sufficient quantities of the first generation OSA units and parts to support current locations. The Company also believes that the enhanced OSA-II will function properly, however, there can be no assurances that the OSA-II units will operate properly or will be ready on schedule. Failure by the Company to produce functional OSA-II units will have a material adverse impact on the Company.

         The gross profit margin for three and six months ended March 31, 1998 was 33.3% and 34.0% compared to 36.1% and 34.1% for the same periods in 1997. The decrease in the gross profit margin compared to the prior year is primarily attributable to the decrease in OSA gross margin due to the sale of a used demonstrator unit to D2T Corporation, headquartered in France, at a discounted price and a decrease in the gross margin at TSA for the Grand Cherokee due to increased costs of materials.

         General and administrative expenses decreased $230,376 for the six-month period ended March 31, 1998 compared to the same period in 1997. This decrease is attributable to the Company's restructuring which took place in the fourth quarter of fiscal 1997, partially offset by the hiring of a new CEO and additional OSA support and development of personnel.

         Selling and marketing expenses decreased 16.3% for the three months ended March 31, 1998 compared to the same period in 1997. The decrease was primarily attributable to the closing of the Farmington Hills, Michigan location related to the OSA group.

         Depreciation and amortization decreased $49,946 and $56,639 for the three and six months ended March 31, 1998 compared to the same periods ended in 1997. The decrease is due to the reduction in the fixed asset base from the write-off at the end of fiscal 1997 of obsolete tooling at TSA.

         Interest income decreased 22% for the six months ended March 31, 1998 compared to the same period in 1997. The decrease is attributable to a decline in on hand cash balances due to operating losses.

         Interest expense increased 93.1% and 92.5% for the three and six months ended March 31, 1998 compared to the same period in 1998. The increase is due to the increased borrowings with NationsCredit.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

Results of Operations - (Continued)

Net Loss Analysis

         In order to reduce its operating losses, the Company is focusing its efforts on new TSA's aftermarket initiatives and on increasing revenues at TSI and TSA. The Company believes that recent OSA activity will help to reduce its operating losses, and establish additional credibility for the OSA technology as discussed in the MD&A Section above. Due to anticipated end of factory production for the Grand Cherokee vehicle in November of 1998, the Company's revenues at TSA based on current sales levels will be reduced by approximately 25%. Although TSA is a candidate for divestiture, the Company is continuing its efforts to increase revenues at TSA, to enhance its performance in the event it is unable to sell TSA at an acceptable price. The Company must generate significant additional on-going revenue in future months in order to avoid future material operating losses.

Liquidity and Capital Resources

         Net cash used in operating activities was ($603,766) for the six months ended March 31, 1998. This usage of cash was attributable to a net loss of $772,896 which excludes depreciation and amortization, an increase in inventories of $294,558, an increase in accounts receivable of $253,309 and a decrease in accrued liabilities of $500,990. This was partially offset by an increase in accounts payable of $350,203 and a decrease in other assets of $720,622 and disposal of equipment of $127,200.

         Net cash used by investing activities was ($203,497). This use of cash was attributable to $176,096 which was expended for capital assets and additions to patent costs of $18,994.

         Net cash used by financing activities was ($750,790) which consisted of $967,040 in repayment of borrowings on the Company's Credit Facility which was offset by the net proceeds from sales of Common Stock through exercise of stock options of $216,250.

         On July 1, 1997, the Company entered into a three-year $5,000,000 asset-based financing agreement ("Credit Facility") with NationsCredit Commercial Corporation ("Nations"). This Credit Facility replaced the Company's former $3,750,000 facility. The new Credit Facility, which is secured by substantially all of the assets of the Company enables the Company to borrow up to $5,000,000 based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of accounts receivable and 50% of inventory for both TSA and TSI. The overall sub-limit of borrowing against inventory is $1,500,000. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for the fee calculation purposes. The Company's effective interest rate at March 31, 1998 factoring the interest earned on used drawn funds was 8.12%. As of March 31, 1998 and May 15, 1998, borrowings on this Credit Facility were $1,029,301 and $1,280,042, respectively. Total unused availability for the same periods were $397,688 and $240,736, respectively.

         In 1995, advisory clients of Mellon Private Asset Management ("Mellon"), purchased $3,020,000 in 9% Senior Subordinated convertible notes from the Company ("Notes"). These Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to 1.0. As of March 31, 1998, this ratio was 1.23,

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued


Liquidity and Capital Resources - Continued

therefore, the Company was in compliance with the ratio. However, due to the Company's historic losses and due to the uncertainty on the timing of OSA revenues, there is a possibility that the Company will exceed this ratio during fiscal 1998. In the event the ratio is not met and the Company is unable to receive a waiver from Mellon, G. Jeff Mennen, a new Board member of the Company, has agreed to guarantee a sufficient capital infusion into the Company to maintain compliance of this ratio through October 1, 1998 or refinance the notes to the satisfaction of Mellon. In consideration for this guarantee, the Company issued 50,000 ten-year Warrants at a strike price of $2.00 per share to Mr. Mennen.

         In May 1998, the Company completed a private placement of Series A Preferred Stock and received net proceeds of $935,000. (See NOTE 6. to the Financial Statements.) The Company also anticipates additional funding from this private placement of approximately $1,500,000.

         As of May 13, 1998, the Company had approximately $2,000,000 of cash on hand. Based on this cash balance, the Credit line and its ability to further reduce expenses, if required, the Company believes it has sufficient cash flow and liquidity to fund its current operations and anticipated increasing OSA-II commercialization.

         During the last year, the Company initiated and completed a major restructuring. This restructuring included the hiring of a new CEO and a reduction in approximately one-third of the Company's work force. The primary strategy of the new Company management has been to concentrate marketing activities to sell or lease OSA to seven specific markets. The Company believes that their marketing efforts will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain their marketing activities it could have a material adverse effect on the financial condition of the Company. The Company will continue to evaluate the success of the new marketing efforts.

Forward-Looking Statements
     The statements discussed in the footnotes above and in this Item 2 relate to the Company's expectations that it anticipates (1) generating additional and increasing OSA revenue (2) entering into strategic relationships, (3) completing the development of a viable OSA-II instrument and meeting the shipment timetable, (4) selling all or part of its TSA subsidiary, (5) the adequacy of cash flow and liquidity, (6) being able to support the current OSA instruments without the involvement of TJA, (7) reducing operating losses, and (8) the funding of the balance of $1,500,000 of the Preferred Stock offering are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) a decline in production levels at Chrysler for vehicles installing OHSS, (2) the continued reliability of the OSA technology over an extended period of time, (3) the Company's ability to market OSAs, (4) the acceptance of the OSA technology by the marketplace, (5) the general tendency of large corporations to slowly change from known technology to emerging new technology, (6) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (7) potential unforeseen technical problems with the performance of OSA-II, (8) an inability to attain joint venture agreements with large OEM and aftermarket suppliers at TSA, (9) the ability to attract major strategic OSA partners, (10) the ability of the Company to enter into a definite agreement for the sale of TSA, and (11) matters relating to the Company's future stock price and volume.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  10.1 5% Series A Convertible Preferred Stock and Warrants of Top Source Technologies, Inc. Agreements

                  10.2    Thermo Jarrell Ash Corporation Agreement

                  27.0    Financial Data Schedule

         b.       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1998.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOP SOURCE TECHNOLOGIES, INC.

         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer






Dated:  May 20, 1998