Form 10-Q
period 1998-06-30
TOP SOURCE TECHNOLOGIES INC
filed 1998-08-19
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1998

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

       Registrants telephone number, including area code: (561) 775-5756



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

               Class                          Outstanding at August  14, 1998
Common stock: $.001 par value                       28,951,177 shares

                                      TOP SOURCE TECHNOLOGIES, INC.
                                                FORM 10-Q



                                                  INDEX






                                      PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                         Page

                Consolidated Balance Sheets as of June 30, 1998
                 (Unaudited) and September 30, 1997......................1

                Cosolidated Statements of Operations for the
                Three and Nine Months Ended June 30, 1998 and 1997
                (Unaudited).............................................2-3

                Consolidated Statements of Cash Flows for the
                Nine Months Ended June 30, 1998 and 1997 (Unaudited)......4

                Notes to Unaudited Interim Consolidated
                Financial Statements....................................5-8


ITEM 2.  Managements Discussion and Analysis of Interim
         Financial Condition and Results of Operations..................8-12



                                       PART II - OTHER INFORMATION

ITEM 5.  Other Information.............................................12-14
ITEM 6.  Exhibits and Reports on Form 8-K..............................14-15


                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        Form 10-Q

                         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                                       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                              June 30                         September 30
                                 ASSETS                                        1998                               1997
                                                                          ----------------              ------------------
Current Assets:
  Cash and cash equivalents                                                    $1,962,287                      $2,103,679
  Accounts receivable trade                                                     1,861,502                       2,255,303
  Advances to officer                                                               5,839                          27,234
  Inventories                                                                   1,303,150                         881,023
  Prepaid expenses                                                                255,687                         219,446
  Other                                                                           101,666                         155,448
                                                                          ----------------              ------------------
Total current assets                                                            5,490,131                       5,642,133

Property and equipment, net                                                     1,601,100                       2,147,403
Manufacturing and distribution rights and patents, net                            262,922                         284,562
Capitalized database, net                                                       2,125,902                       2,284,027
Notes receivable from officers                                                     27,395                         106,687
Other assets, net                                                                 205,897                         890,218
                                                                          ================              ==================
TOTAL ASSETS                                                                   $9,713,347                     $11,355,030
                                                                          ================              ==================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                                $833,477                      $1,996,341
  Accounts payable                                                                711,254                         672,836
  Accrued liabilities                                                          1,687,779                        1,181,400
                                                                          ----------------              ------------------
Total current liabilities                                                       3,232,510                       3,850,577
  Senior convertible notes                                                      3,020,000                       3,020,000
                                                                          ----------------              ------------------
Total liabilities                                                               6,252,510                       6,870,577

Commitments and contingencies

Stockholders' equity:
  Preferred stock -  5,000,000 shares authorized
   1,000 issued and outstanding at June 30                                       932,500                                  -
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 28,831,177 and 28,461,477 shares issued and
   outstanding on June 30 and September 30, respectively                           28,831                          28,461
  Additional paid-in capital                                                   29,241,205                      28,744,451
  Accumulated deficit                                                         (25,392,345)                    (22,939,105)
  Treasury stock-at cost; 466,234                                              (1,349,354)                     (1,349,354)
                                                                          ----------------              ------------------
Total stockholders' equity                                                      3,460,837                       4,484,453
                                                                          ----------------              ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $9,713,347                     $11,355,030
                                                                          ================              ==================

                   See accompanying notes to unaudited interim consolidated financial statements.





                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        Form 10-Q

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                               1998                           1997
                                                                          ----------------              ------------------
Revenue:
Product sales                                                                  $2,532,892                      $5,589,905
Service revenue                                                                   132,246                         177,715
                                                                          ----------------              ------------------
  Net sales                                                                     2,665,138                       5,767,620
                                                                          ----------------              ------------------
Cost of sales:
Cost of product sales                                                           1,733,481                       3,576,113
Cost of services                                                                   41,968                          69,282
                                                                          ----------------              ------------------
  Cost of sales                                                                 1,775,449                       3,645,395
                                                                          ----------------              ------------------
Gross profit                                                                      889,689                       2,122,225
                                                                          ----------------              ------------------
Expenses:
  General and administrative                                                    1,176,220                       1,336,434
  Severance expense                                                             1,085,587                               -
  Selling and marketing                                                           269,372                         425,686
  Depreciation and amortization                                                   223,955                         286,643
  Research and development                                                         65,654                          15,831
                                                                          ----------------              ------------------
Total expenses                                                                  2,820,788                       2,064,594
                                                                          ----------------              ------------------
Income (loss) from operations                                                  (1,931,099)                         57,631
Other income (expense):
  Interest income                                                                   2,672                          25,215
  Interest expense                                                               (143,795)                        (70,000)
  Gain on sale of  equity interest                                              1,030,435                               -
  Other income, net                                                                 4,857                          (6,577)
                                                                          ----------------              ------------------
Net other income (expense)                                                        894,169                         (51,362)
                                                                          ----------------              ------------------
Income (loss) before income taxes                                              (1,036,930)                          6,269
Income tax expense                                                                 (4,242)                         (2,274)
                                                                          ----------------              ------------------
Income (loss) from continuing operations                                       (1,041,172)                          3,995
Income from discontinued operations                                                     -                           6,808
                                                                          ----------------              ------------------
Net income (loss)                                                            (1,041,172)                           10,803
Accretion of discount on preferred stock                                       (108,979)                                    -
                                                                          ================              ==================
Net income (loss) available to common stockholder's                           $(1,150,151)                       $ 10,803
                                                                          ================              ==================
Basic and diluted net income (loss) per weighted
   average common share outstanding:
   Continuing operations                                                             $ (0.04)                         $ 0.00
   Discontinued operations                                                              -                               0.00
                                                                          ================              ==================
     Total                                                                           $ (0.04)                         $ 0.00
                                                                          ================              ==================
Basic and diluted weighted average common
   shares outstanding                                                          28,274,627                      28,880,427
                                                                          ================              ==================




                   See accompanying notes to unaudited interim consolidated financial statements.


                                                                              2

                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        Form 10-Q

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                               1998                           1997
                                                                          ----------------              ------------------
Revenue:
Product sales                                                                  $8,952,308                     $13,859,582
Service revenue                                                                   329,596                         377,150
                                                                          ----------------              ------------------
  Net sales                                                                     9,281,904                      14,236,732
                                                                          ----------------              ------------------
Cost of sales:
Cost of product sales                                                           6,010,274                       9,081,447
Cost of services                                                                  132,867                         147,717
                                                                          ----------------              ------------------
  Cost of sales                                                                 6,143,141                       9,229,164
                                                                          ----------------              ------------------
Gross profit                                                                    3,138,763                       5,007,568
                                                                          ----------------              ------------------
Expenses:
  General and administrative                                                    3,427,677                       3,818,267
  Severance expense                                                             1,085,587                               -
  Selling and marketing                                                           903,931                       1,044,280
  Depreciation and amortization                                                   707,095                         826,422
  Research and development                                                        128,094                          19,056
                                                                          ----------------              ------------------
Total expenses                                                                  6,252,384                       5,708,025
                                                                          ----------------              ------------------
Loss from operations                                                           (3,113,621)                       (700,457)
Other income (expense):
  Interest income                                                                  54,971                          92,249
  Interest expense                                                               (415,545)                       (211,150)
  Gain on sale of equity interest                                               1,030,435                               -
  Other income, net                                                                31,762                          19,850
                                                                          ----------------              ------------------
Net other income (expense)                                                        701,623                         (99,051)
                                                                          ----------------              ------------------
Loss before income taxes                                                       (2,411,998)                       (799,508)
Income tax expense                                                                (41,242)                        (39,274)
                                                                          ----------------              ------------------
Loss from continuing operations                                                (2,453,240)                       (838,782)
Income from discontinued operations                                                     -                          68,741
                                                                          ----------------              ------------------
Net loss                                                                     (2,453,240)                         (770,041)
Accretion of discount on preferred stock                                       (108,979)                                    -
                                                                          ================              ==================
Net loss available to common stockholder's                                    $(2,562,219)                     $ (770,041)
                                                                          ================              ==================

Basic and diluted net loss per weighted average
   common share outstanding:
   Continuing operations                                                             $ (0.09)                        $ (0.03)
   Discontinued operations                                                              -                               0.00
                                                                          ================              ==================
     Total                                                                           $ (0.09)                        $ (0.03)
                                                                          ================              ==================
Basic and diluted weighted average common shares
    outstanding                                                                28,164,897                      28,089,261
                                                                          ================              ==================



                   See accompanying notes to unaudited interim consolidated financial statements.


                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        Form 10-Q

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                               1998                             1997
                                                                          ----------------              ------------------

    Net loss                                                                  ($2,453,240)                      ($770,041)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Income from discontinued operations                                                 -                         (68,741)
    Depreciation                                                                  734,165                         858,733
    Amortization                                                                  209,992                         207,612
    Disposal of equipment                                                         157,798                         236,080
    Non cash compensation                                                         204,183                               -
    Repayment from (advance to officer)                                           100,687                         (72,020)
    Decrease in accounts receivable, net                                          393,801                         160,807
    Increase in inventories                                                      (422,127)                       (198,741)
    Decrease (increase) in prepaid expenses                                       (36,241)                         44,614
    Decrease (increase) in other assets                                           735,089                         (36,036)
    Increase (decrease) in accounts payable                                        38,418                        (468,040)
    Increase (decrease) in accrued liabilities                                    521,391                      (1,046,554)
                                                                          ----------------              ------------------
Net cash provided by (used in) operating activities                               183,916                      (1,152,327)
                                                                          ----------------              ------------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                     (345,660)                     (1,450,809)
    Reimbursement of tooling costs                                                      -                         361,056
    Additions to patent costs, net                                                (27,213)                         (9,033)
    Discontinued operations - change in net assets                                (15,012)                      3,417,651
                                                                          ----------------              ------------------
Net cash provided by (used in) investing activities                              (387,885)                      2,318,865
                                                                          ----------------              ------------------

FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                                       292,941                          20,613
    Proceeds from sale of preferred stock, net                                    932,500                               -
    Repurchase of treasury stock                                                        -                      (1,217,567)
    Repayment of borrowings                                                    (1,162,864)                              -
                                                                          ----------------              ------------------
Net cash provided by (used in) financing activities                                62,577                      (1,196,954)
                                                                          ----------------              ------------------
Net decrease in cash and cash equivalents                                        (141,392)                        (30,416)
Cash and cash equivalents at beginning of period                                2,103,679                         653,129
                                                                          ----------------              ------------------
Cash and cash equivalents at end of period                                     $1,962,287                        $622,713
                                                                          ================              ==================






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

Allocation of Depreciation and Amortization

     The Company allocates depreciation and amortization to cost of sales as it directly relates to products or services sold. The Companys accounting policy for depreciating On-Site Analysis (OSA) equipment is to depreciate them over a five-year period. Only depreciation from OSA machines being leased or generating revenue is included in cost of sales.

New Accounting Standards

     a. Loss per share was calculated based upon Financial  Accounting Standards
(SFAS) No. 128, Earnings Per Share, which was adopted by the Company during the three months ended December 31, 1997. Adoption of SFAS No. 128 which superseded the previous standard (APB No. 15) had no effect on the Company's previously reported loss per share.


     b. During the three months ended March 31, 1998, the Company adopted Financial Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For the three and nine months ended June 30, 1998, there were no differences between net income and comprehensive income.

2.       INVENTORIES

         Inventories consisted of the following:                         June 30,                 September 30,
                                                                           1998                           1997

                                Raw materials                             $1,235,306                  $    820,821
                                Finished goods                                67,844                        60,202
                                                                          $1,303,150                  $    881,023



                         TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       EXECUTIVE EMPLOYMENT CONTRACT

     In fiscal 1993, Stuart Landow, the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company entered into an employment agreement ("Employment Agreement") with the Company. The term of this Employment Agreement was five years through August 18, 1998. In the event of termination without cause, or if Mr. Landow resigned for "Good Reason", as defined in the Employment Agreement, the Company was required to make 36 consecutive monthly payments equal to his base and incentive compensation. Mr. Landow was entitled to continue to receive medical, life and disability insurance coverage during the 36-month term.


     As a result of the hiring of a new CEO in May 1997, a breach in the terms of the original Employment Agreement occurred, thus, Mr. Landow could have requested that the Good Reason clause of his contract be triggered effective July 1, 1997. This clause was waived by Mr. Landow with the approval of the Board of Directors as it was determined to be in the best interest of the Company to retain Mr. Landow for a period of one year. This waiver was effective until June 30, 1998 or earlier, if elected by Mr. Landow at which time the terms of the original Employment Agreement remained in effect, with the exception of the incentive payments which would be calculated based on the previous sales for the period from July 1, 1996 through June 30, 1997.

     In June 1998, Mr. Landow and the Company's Board of Directors reached an agreement to modify his Employment Agreement which resulted in Mr. Landow triggering the Good Reason clause of his contract and resigning as Chairman and as a director of the Company, effective June 30, 1998.

     In order to lessen the cash impact of the Employment Agreement, Mr. Landow and the Company agreed to a reduction of approximately $195,000 of the total compensation Mr. Landow was entitled to receive during the three-year period ending June 30, 2001 by reducing the 36 month term of the severance to 30 months. In addition, in the event all of Mr. Landow's 600,000 vested options are exercised, Mr. Landow will pay $300,000 more for the exercise of 200,000 of these 600,000 options, by agreeing to an increase in the original exercise price from $2.06 to $3.56 on 200,000 options. In return for these modifications to the Employment Agreement, the Company agreed to extend the exercise period for all of Mr. Landow's 600,000 vested options from the original expiration date of July 1, 1999 to the new date of July 1, 2001.

     Additionally, the modified Employment Agreement provides that Mr. Landow shall repay the Company approximately $105,000 he previously borrowed, together with 9% per annum interest over the 30-month term. The Company is deducting the monthly installments from Mr. Landows monthly severance compensation payments.

     As a result of the triggering of the Good Reason clause of the Employment Agreement and the modifications agreed to by both Mr. Landow and the Company's Board of Directors, the Company recorded a one-time charge against earnings of $1,085,587, which is included in total "Accrued Liabilities" in the accompanying Consolidated Balance Sheet for the third fiscal quarter ended June 30, 1998. This one-time charge was comprised of $918,507 in future severance payments and a non-cash charge of $167,080 which the Company was required to record due to the change in the stock option measurement date under Financial Accounting Standards, 123 "Accounting For Stock-Based Compensation" ("FASB 123") and the Black Scholes Option Pricing Model.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       OTHER ASSETS

     On March 20, 1998, the Company entered into an agreement with Thermo Jarrell Ash Corporation (TJA) to terminate the supply agreement entered into by both parties on March 3, 1995. Pursuant to the terms of the original agreement, Top Source Instruments (TSI) made a deposit of $650,000 with TJA, for TJA to be the exclusive manufacturer of OSA. This amount was included in Other Assets in the September 30, 1997 Consolidated Balance Sheet. Both parties agreed to terminate the original agreement effective March 31, 1998 due to the anticipation of the second generation of OSA which would not require any TJA involvement. On March 31, 1998, TJA returned cash to the Company of $285,000 and applied the remainder of the deposit ($365,000) as payment in full for the purchase by the Company of $582,689 of OSA parts at TJA's cost. The Company has recorded these materials as parts inventory at the purchase price of $365,000. The Company believes that these parts along with the parts inventory previously on hand will be sufficient inventory to support the existing first generation OSA units at customers' locations and equipment inventory.


5.       PRIVATE PLACMENT OF SERIES A CONVERTIBLE PREFERRED STOCK

     In May 1998, the Company completed the sale in a private offering to two foreign investors of 1,000 shares of Series A Convertible Preferred Stock (Preferred Stock) with a liquidation value of $1,000 per share and a par value of $.10 per share. This funding was comprised of $1,000,000 in Preferred Stock, less placement and legal fees, yielding $932,500 in net proceeds to the Company. This Preferred Stock pays an annual dividend of 5% in cash or common stock. After the registration statement filed on Form S-3 becomes effective, the investors shall be obligated to fund an additional $1,500,000 in tranches of $500,000, within 90 days, 150 days and 210 days, respectively. The additional three tranches of funding are subject to the Company maintaining a stock price of $1.00 per share and daily trading volume of 40,000 shares. No dividends have been accrued for the period ended June 30, 1998, as the amount is not material.

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

     As part of the transaction, the foreign investors and the placement agent received a total of 250,000 three-year warrants exercisable as $1.10. These warrants vest pro-rata as amounts are funded up to $2,500,000. Accordingly, 100,000 warrants are fully vested upon the funding of the initial $1,000,000. These warrants which are fully vested have been valued at $108,979 utilizing the Black Scholes Option Pricing Model as required by FASB 123. The value of these warrants have been deducted from amounts available to common stockholders for the purposes of calculating loss per share. As a requirement of the Subscription Agreement, the Company has filed a Registration Statement with the Securities and Exchange Commission on June 8, 1998, which is not yet effective, covering the future sale of common stock underlying the Preferred Stock and warrants.

6.        SALE OF TOP SOURCE AUTOMOTIVE, INC.

     The Company has recently executed a definitive agreement to sell substantially all the assets and liabilities of TSA under the terms of the Agreement. The Company received a $1,450,000 non-refundable deposit, which represented the sale of a 14.5% equity interest in TSA. The Company also has received an additional $2,050,000, which is currently being held in escrow until a majority approval of Top Source stockholders can be obtained. Upon stockholder approval, the $2,050,000 will be released to the Company and the buyer would own a total of 20% equity interest in TSA. The final payment of $4,000,000 cash and a promissory note of $2,500,000 is due by March 31, 1999. (See Item 5. Other Information for more detail information about this transaction.)

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       SALE OF TOP SOURCE AUTOMOTIVE, INC.  (Continued)

     Upon the sale of 100% of TSAs assets, this transaction will be treated as a discontinued operation, as defined under Accounting Principles Board No. 30. However, due to the potential that the Company may not receive shareholder approval or receive the final payment from the buyer, the gain on the 14.5% equity interest has been treated as part of continuing operations on the June 30, 1998 Consolidated Statement of Operations.


ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Total revenue for the three and nine-month periods ended June 30, 1998 was $2,665,138 and $9,281,904 compared to $5,767,620 and $14,236,732 for the same period in 1997. The decrease in revenue for both the three and nine-month period ended June 30, 1998 compared to the same period in 1997 is primarily attributable to the loss of the patented Overhead Mounted Speaker System
(OHSS) sales for the Jeep CherokeeYM contract which ended on June 30, 1997 offset by sales increases in the new Grand Cherokee Program which began in August 1997.

     For the three months ended June 30, 1998, the Jeep CherokeeTM sales were $0 compared to $3,297,675 in sales for the three months ended June 30, 1997. This was offset by the increase in sales of $263,972 for the new Grand Cherokee program. The decrease in the Wrangler sales for the three-month period was nominal. For the nine months ended June 30, 1998, the Jeep CherokeeTM sales were $0 compared to $7,074,439 in sales for the nine months ended June 30, 1997, which was offset by the increase in sales of $2,438,077 for the Grand Cherokee and the increase in sales of $229,154 for the Wrangler compared to the respective periods in 1997.

     There was a nominal decrease in the OSA revenue for both the three and nine months ended June 30, 1998. This is attributable to a decrease in the outright sales of OSA units offset by a larger number of ongoing leases.

     As of August 14, 1998, TSI had approximately 18 OSA units generating various levels of revenue (in some cases nominal monthly revenue) through lease and revenue generating tests in a variety of industries including automobile dealerships, truck lube centers, truck stops, and motorcycle development laboratories.

     During fiscal 1997 and 1998, the Company sold outright one OSA unit to each of the domestic Big Three automakers, to Hyundai Motors in South Korea, and to a powertrain testing facility in France. Based on the usage of these OSA units by major companies and from information gathered by the Company at numerous test sites during the past four years, at the end of fiscal 1997, TSI began the development of an improved second generation OSA unit (OSA-II). On August 13, 1998, the Company completed the first production run of seven OSA-II units and shipped them for use in a revenue-generating test which will commence at a Jacksonville tire retailer in September 1998.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

     The Company believes that this activity has demonstrated that the OSA technology is commercially viable, that the awareness of the OSA is increasing and that it will begin to generate increasing ongoing revenue through multiple OSA placements and long-term leases. Additionally, in order to improve OSA distribution and revenue potential, the Company continues to have discussions with potential strategic partners who are interested in licensing the OSA technology for specific industry applications both domestically and internationally, however, there can be no assurances that these initiatives will result in additional OSA revenues.

     The Company believes that it has sufficient quantities of the first generation OSA units and parts to support current locations; and that the OSA-II is a vastly improved machine over the original OSA. The Company also believes that the enhanced OSA will function properly although no assurances can be given. Failure by the Company to produce functional OSA-II units will have a material adverse effect on the Company.

     The gross profit margin for three and nine months ended June 30, 1998 was 33.4% and 33.8% compared to 36.8% and 35.2% for the same periods in 1997. The decrease in the gross profit margin compared to the prior year is primarily attributable to the decrease in OSA gross margin due to the sale of a used demonstrator OSA unit at a discounted price.

     General and administrative expenses decreased $160,214 and $390,590 for the three and nine-month periods ended June 30, 1998 compared to the same periods in 1997. This decrease is attributable to the Company's restructuring which took place in the fourth quarter of fiscal 1997, partially offset by the hiring of a new CEO and additional OSA support and development personnel.

     Severance expense of $1,085,587 for the three and nine months ended June 30, 1998 is attributable to the triggering of the Good Reason clause in Mr. Stuart Landow's Employment Agreement. (See Note 3. Executive Employment Contract).

     Selling and marketing expenses decreased 36.7% and 13.4% for the three and nine months ended June 30, 1998 compared to the same periods in 1997. The decrease was primarily attributable to the closing of the Farmington Hills, Michigan location related to the OSA group.


     Depreciation and amortization decreased 21.9% and 14.4% for the three and nine months ended June 30, 1998 compared to the same periods ended in 1997. The decrease is due to the reduction in the fixed asset base from the write-off at the end of fiscal 1997 of obsolete tooling at TSA.

     Interest income decreased 89.4% and 40.4% for the three and nine months ended June 30, 1998 compared to the same period in 1997. The decrease is attributable to a decline in on hand cash balances due to operating losses.

     Interest expense increased 105.4% and 96.8% for the three and nine months ended June 30, 1998 compared to the same period in 1997. The increase is due to the increased borrowings and effective rate of borrowing with NationsCredit.

                         TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS     - (Continued)

Results of Operations (Continued)

     The gain on the sale of equity interest of $1,030,435 for the three and nine months ended June 30, 1998 represents the gain on the sale of 14.5% equity interest in TSA. (See Item 5. Other Information - Sale of Top Source Automotive, Inc.)

Net Loss Analysis

     In order to avoid current, material, ongoing operating losses, and an increase in this operating loss after the projected sale of the TSA assets (see
Item 5. Other Information), the Company must generate new, material, ongoing OSA or other revenues in future months. The Company believes that the recent OSA activity described in this MD&A section, and the completion of development of the new OSA-II, will improve OSA visibility in the marketplace that which will lead to significant increases in future OSA revenues. However, there can be no assurances.

Liquidity and Capital Resources

     Net cash provided by operating activities was $183,916 for the nine months ended June 30, 1998. This usage of cash was attributable to a net loss of $1,509,083, which excludes depreciation and amortization, an increase in inventories of $422,127 due to the purchase of additional OSA parts (see Note 4. Other Assets). This was offset by a decrease in accounts receivable of $393,801, an increase in accrued liabilities of $521,391 an increase in accounts payable of $38,418 and a decrease in other assets of $735,089 (see Note 4. Other Assets) and disposal of equipment of $157,798.

     Net cash used by investing activities was $(387,885). This use of cash is attributable to $345,660, which was expended for capital assets and additions to patent costs of $27,213.

     Net cash provided by financing activities was $62,577, which consisted of the net proceeds from sales of common stock through exercise of stock options of $292,941 and net proceeds from the sale of preferred stock of $932,500, which was offset by the repayment of $1,162,864 in borrowings on the Company's Credit Facility.

     On  July  1,  1997,  the  Company  entered  into  a  three-year  $5,000,000
asset-based   financing   agreement   (Credit   Facility)  with  NationsCredit
Commercial Corporation ("Nations"). This Credit Facility replaced the Companys former $3,750,000 facility. The new Credit Facility, which is secured by substantially all of the assets of the Company enables the Company to borrow up to $5,000,000 based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of accounts receivable and 50% of inventory for both TSA and TSI. The overall sub-limit of borrowing against inventory is $1,500,000. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for the fee calculation purposes. The Company's effective interest rate at June 30, 1998 factoring the interest earned on used drawn funds was approximately 11.1%. As of June 30, 1998 and August 14, 1998, borrowings on this Credit Facility were $833,477 and $504,995, respectively. Total unused availability for the same periods were $803,000 and $160,000, respectively. The Company plans to repay the Credit Facility in full upon the ultimate sale of TSA (see Item 5. Other Information). Upon payment of the Credit Facility, Nations will release the lien, which it holds on all of the assets of the Company including TSA common stock and assets.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS    - (Continued)

Liquidity and Capital Resources (Continued)

     The Credit Facility calls for certain financial covenants that, if not met, would cause default under the agreement and increase the interest rate by 2%. The Credit Facility requires the Company not to exceed $2,000,000 in losses from operations (plus or minus any non-recurring items agreed upon) measured on an annual basis each September 30, 1998.

     Based on an operating loss of $2,398,088 at June 30, 1998, (which is net of agreed upon items), and based on current operations, the Company will be in default of this covenant as of September 30, 1998. This would require the Company to obtain a waiver from NationsCredit (which NationsCredit provided to the Company in fiscal 1997 for exceeding this covenant); or to pay off the loan balance, at the time of default, which the Company intends to do with the proceeds of the TSA sale.

     In 1995, advisory clients of Mellon Private Asset Management ("Mellon"), purchased $3,020,000 in 9% Senior Subordinated convertible notes from the Company (Notes). These Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to 1.0. As of June 30, 1998, this ratio was 1.14, therefore, the Company was in compliance with the ratio. However, due to the Company's historic losses and due to the uncertainty on the timing of OSA revenues, there is a possibility that the Company will exceed this ratio during the fourth quarter of fiscal 1998. In the event the ratio is not met and the Company is unable to receive a waiver from Mellon, G. Jeff Mennen, a new Board member of the Company, has agreed to guarantee a sufficient capital infusion into the Company to maintain compliance of this ratio through October 1, 1998, or to refinance the notes. In consideration for this guarantee, the Company issued 50,000 ten-year warrants exercisable at $2.00 per share to Mr. Mennen. The warrants have been valued at $31,854 under FASB 123 using the Black Scholes Option Pricing Model. This non-cash amount has been included in general and administrative expenses in the accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 1998.

     In May 1998, the Company completed a private placement of Preferred Stock and has received net proceeds of $932,500. The Company also anticipates additional funding from this private placement of approximately $1,500,000, although there can be no assurance that the Company will meet the conditions requiring the two foreign investors to purchase additional tranches. (See Note
5. to the Financial Statements.)

     During the last year, the Company initiated and completed a major restructuring. This restructuring included the hiring of a new CEO and a reduction in approximately one-third of the Companys work force. The primary strategy of the new Company management has been to concentrate marketing activities to sell or lease OSAs to fifteen to twenty specific markets. The Company believes that their marketing efforts will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain their marketing activities it could have a material adverse effect on the financial condition of the Company. The Company will continue to evaluate the success of the new marketing efforts.

     Based on current cash on hand of approximately $1,700,000, expected proceeds from the ultimate sale of TSA, and potential future proceeds of $1,500,000 in Preferred Stock, the Company believes that it has sufficient cash on hand to fund its operations and the anticipated inventory build of second generation OSA units. In the event that the TSA transaction does not close, or if the additional Preferred Stock is not purchased, the Company would be required to raise additional capital to fund its operations. he Company is currently exploring various financing alternatives. There can be no assurance that any future financing will be available or, if available, on acceptable terms.
                                       11

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS    - (Continued)



Forward-Looking Statements

     The statements discussed in this report relating to the Company's expectations that it anticipates (1) generating additional and increasing OSA revenue (2) the OSA-II will function and operate properly, (3) entering into strategic relationships to sell the OSA, (4) selling its TSA subsidiary, (5) the adequacy of cash flow and liquidity, (6) being able to support the current OSA instruments without the involvement of TJA, (7) reducing operating losses, and
(8) the funding of the balance of $1,500,000 of the Preferred Stock offering, and (9) achieving the $6,000,000 Earn-Out related to the sale of TSA, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     Important factors that could cause actual results to differ materially from the forward-looking statements include the following: (1) a decline in production levels at Chrysler for vehicles installing OHSS, (2) the continued reliability of the OSA technology over an extended period of time, (3) the Companys ability to market OSAs, (4) the acceptance of the OSA technology by the marketplace, (5) the general tendency of large corporations to slowly change from known technology to emerging new technology, (6) potential future competition from third parties that may develop proprietary technology which either does not violate the Company's proprietary rights or is claimed not to violate the Companys proprietary rights, (7) potential unforeseen technical problems with the performance of OSA-II, (8) the inability of current TSA management and potential new TSA management after the TSA sale, if completed, to attain joint venture agreements with large OEM and aftermarket suppliers at TSA,
(9) the ability of the buyer of TSA to obtain financing and other closing conditions are met, and (10) matters relating to the Company's future stock price and volume.


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Sale of Top Source Automotive, Inc.

     On August 14, 1998, the Company executed a Definitive Agreement (Agreement) with NCT Audio Products Inc., (the "Buyer"), a subsidiary of Noise Cancellation Technologies of Stamford, Connecticut (NASDAQ: NCTI) to purchase substantially all of the assets of TSA. This Agreement was the result of months of negotiations subsequent to a letter of intent signed between the parties on April 17, 1998.


     Under the terms of the Agreement, the transaction requires the majority approval of the Company's stockholders. The Company intends to hold its Annual Meeting to seek such approval on November 5, 1998 in New York City.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 5.  OTHER INFORMATION - (Continued)

Sale of Top Source Automotive, Inc. - (Continued)

     Under terms and subject to the conditions of the Agreement, on the closing date (the "Closing" or the "Closing Date"), the Buyer will purchase 100% of the assets (the "Assets") and assume substantially all of the liabilities of TSA for a minimum of $10,000,000 consisting of a non-refundable deposit of $1,450,000 paid to TSA on June 10, 1998, $2,050,000 paid into escrow on July 30, 1998 and the balance of $6,500,000 due at the Closing, which must occur by March 31, 1999. Of this $6,500,000 at least $4,000,000 must be in cash and the balance may be in the form of a 12% secured promissory note due March 31, 1999 (the "Buyer's Note"). Additionally, TSA shall receive up to an additional $6,000,000 payable at the option of the Company in cash or in common stock of the Buyer based upon the future earnings of the Buyer's subsidiary, which acquires the Assets, for a two-year period following the Closing. All of the consideration shall be paid to TSA and may be transferred to the Company without any distribution to the Buyer which will become a minority stockholder of TSA following the Annual Meeting. The consummation of the proposed transaction is subject to the satisfaction or waiver of certain conditions including approval of the Company's stockholders, and the Buyer obtaining the necessary financing. If the Company's stockholders approve the proposed transaction, the $2,050,000 in escrow shall be paid to the Company, and the Buyer will become the owner of 20% of the outstanding common stock; if the proposed transaction is not approved, the $2,050,000 will be returned to the Buyer and it will become the owner of 14.5% of TSA's common stock. If the proposed transaction fails to close by March 31, 1999, the Company will be free to attempt to find another purchaser of TSA and the Buyer will be obligated to sell its TSA shares to any such purchaser on the same terms and conditions as the Company receives for its TSA Common Stock. However, if the proposed transaction fails to close by December 31, 1998, the Buyer has a one week option to cancel its exclusive right to purchase the Assets of TSA and as consideration for such cancellation receive an additional 15% of TSA Common Stock.


     In order to consummate the proposed transaction, the Company must obtain the consent of NationsCredit, which will not provide such consent unless its Credit Facility is paid in full. As of the date of this filing, approximately $504,995 was owed to NationsCredit. Upon payment of its Credit Facility, NationsCredit will release the lien, which it holds on all of the assets of the Company including the TSA Common Stock and Assets and simultaneously this Credit Facility will be effectively cancelled.

The Earn-Out

     For the first year following the Closing ("Year One"), the Buyer shall pay TSA an Earn-Out of up to $3,000,000 and a cumulative amount of up to $6,000,000 for Year One and the 12-month period subsequent to Year Two ("Year Two").

     The Earn-Out in Year One shall be equal to the amount by which the product of four and one-half times EBITDA, as defined, for Year One exceeds $8,000,000. As used in the Agreement, "EBITDA" means income before interest, taxes, depreciation and amortization of the Buyer's division acquiring the Assets ("New TSA"). The Agreement further provides that EBITDA shall be based solely upon the operations of New TSA based upon operations consistent with the historical operations of TSA and excluding items of income or expense such as non-recurring items, extraordinary items, intercompany items and other items of income and expense which are not consistent with such past practice.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

                    PART II - OTHER INFORMATION - (Continued)


ITEM 5.  OTHER INFORMATION - (Continued)

Earn-Out (Continued)

     In effect to the extent that in Year One the cash flow of New TSA times four and one-half exceeds $8,000,000, the Buyer shall pay the Earn-Out up to the maximum of $3,000,000. The Year Two Earn-Out shall be equal to the amount by which the product of four and one-half times EBITDA for Year Two exceeds the greater of: (i) Year One EBITDA times four and one-half, or (ii) $8,000,000. The maximum Year Two Earn-Out calculated using this formula is $6,000,000 minus the Year One Earn-Out.

     The Company has the option to accept the Earn-Out in cash or in shares of the Buyer's Common Stock. Such decision will only be made after the Earn-Out is achieved and the Company considers all relevant information including reviewing audited financial statements of the Buyer.

     Based upon an anticipated Closing Date between November 5, 1998 and December 31, 1998, and assuming no changes to TSA's revenues and expenses after the Closing; no Earn-Out payment if calculated on a pro-forma basis would have been earned by the Company. The Company believes that current after-market and other OEM production line initiatives in process for OHSS, will result in additional revenues that will enable the Company to achieve the full $6,000,000 Earn-Out over a two-year period after Closing. However, no assurances can be given.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits
                  10.1 Asset Purchase Agreement by and among Top Source Technologies, Inc., Top Source Automotive, Inc., NCT Audio Products, Inc. and Noise Cancellation Technologies, Inc.

                  10.2     Amendment to Stuart Landow's Employment Agreement

                  27.0     Financial Data Schedule

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Continued)

                  b.       Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 1998.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOP SOURCE TECHNOLOGIES, INC.

         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer






Dated:  August 19, 1998