Form 10-Q/A
period 1998-03-31
TOP SOURCE TECHNOLOGIES INC
filed 1998-08-25
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

     b. During the three months ended March 31, 1998, the Company adopted Financial Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For the three and six months ended March 31, 1997 and 1998, there were no differences between net income and comprehensive income.

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