Form 10-K/A
period 1997-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1998-10-08
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A No.1

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K/A No. 1 or any amendment to this Form 10-K/A No. 1 [X]

As of January 6, 1998, 28,561,477 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on January 6, 1998 on the closing sales price) held by non-affiliates of the Registrant, was approximately $36,931,160.

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


Liquidity and Capital Resources

Net cash flows used in operations during the current fiscal year totaled ($1,794,090). The usage of cash is primarily attributable to a net operating loss excluding depreciation and amortization, of $1,804,521, a decrease in accounts payable and accrued liabilities of $1,855,125, offset by a decease in accounts receivable of $1,845,369. The decrease in accounts receivable is primarily attributable to the loss of the patented Overhead Mounted speaker system, OHSS, sales for the Jeep Cherokee contract which ended June 30, 1997. Also, at September 30, 1996, there was a $575,118 receivable which related ot the Company's oil analysis subsidiary, United Testing group, Inc., whose assets and liabilities were sold on October 30, 1996.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          See Note 14. of the Consolidated Financial Statements

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