Form 10-K/A
period 1997-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1998-10-23
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A No.2

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K/A No. 2 or any amendment to this Form 10-K/A No. 2 [X]

As of January 6, 1998, 28,561,477 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on January 6, 1998 on the closing sales price) held by non-affiliates of the Registrant, was approximately $36,931,160.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

18. SEGMENT INFORMATION, (continued)

                            Automotive      Oil Analysis      Corporate
                            Technology        Service         and Other      Consolidated
  Revenue:
        1997                  $16,580,270    $     403,853    $    -            $ 16,984,123
        1996                  $16,102,523    $      44,001    $    -            $ 16,146,524
        1995                  $13,893,459    $      13,895    $    -            $ 13,907,354


Operating Income
(Loss):
        1997                 $  3,091,161    $ (4,203,111)   $ (1,486,510)    $  (2,598,460)
        1996                 $  3,093,833    $ (4,605,624)   $ (1,544,428)    $  (3,056,219)
        1995                 $  4,008,392    $ (2,565,929)   $ (3,808,990)    $  (2,366,527)

Depreciation and
Amortization:
        1997                 $     76,573    $     917,820   $     117,078     $   1,111,471
        1996                 $     94,080    $     701,510   $     135,973     $     931,563
        1995                 $     79,085    $     572,760   $     118,441     $     770,286

Identifiable
Assets:
        1997                 $  3,679,544     $  4,783,365    $  2,892,121      $ 11,355,030
        1996                 $  4,952,795     $  2,555,431    $  4,666,022      $ 12,174,248
        1995                 $  4,336,403     $  5,397,470    $  3,573,810      $ 13,307,683

Capital
Expenditures:
        1997                $     357,940     $  1,055,572    $     28,753     $   1,442,265
        1996                $     516,968     $  1,190,629    $    149,407     $   1,857,004
        1995                $     778,804     $    774,857    $    128,357     $   1,682,018



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