Form 10-K/A
period 1997-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1998-10-27
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A No.3

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K/A No. 3 or any amendment to this Form 10-K/A No. 3 [X]

As of January 6, 1998, 28,561,477 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on January 6, 1998 on the closing sales price) held by non-affiliates of the Registrant, was approximately $36,931,160.

                             Documents Incorporated by Reference

Location in Form 10-K/A No. 3               Incorporated Document
Part III-Items 10, 11, & 12      Definitive Proxy Statement in connection with
                                 its annual meeting of stockholders to be held on December 15, 1998

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


                                                TOP SOURCE TECHNOLOGIES, INC.
                                                  ANNUAL REPORT ON FORM 10-K/A NO. 3

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

                                                                        19



                                                TOP SOURCE TECHNOLOGIES, INC.
                                                  ANNUAL REPORT ON FORM 10-K/A NO. 3

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

                                                                            20




                                                  TOP SOURCE TECHNOLOGIES, INC.
                                                   ANNUAL REPORT ON FORM 10-K/A NO. 3
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

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

                                                                      21





                                                TOP SOURCE TECHNOLOGIES, INC.
                                                  ANNUAL REPORT ON FORM 10-K/A NO. 3

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None


                                                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated by reference from the Proxy Statement, for the Annual Meeting of Stockholders to be held on December 15, 1998, section entitled "Election of Directors".


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on December 15, 1998, section entitled "Executive Officer Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on December 15, 1998, section entitled "Voting Securities and Principal Holders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 14. of the Consolidated Financial Statements

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
(a)      (1)Financial Statements. (See Item 8 of Form 10-K/A NO. 3........ 17

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

Exhibit Index
    (1)      Contained in the Form 8-A dated July 10, 1993.
    (2)      Contained  in  the   documents   previously   filed  with  the
             Securities and Exchange Commission in conjunction with the Form 8-B on 11/16/92.
    (3)      Contained  in  the   documents   previously   filed  with  the
             Securities and Exchange Commission in conjunction with the 12/31/90 Form 10-K.
    (4)      Contained as an exhibit to the Proxy  Statement  dated January 11,
             1994.
    (5)      Contained in Amendment No. 1 to the Registration Statement
             on Form S-3 filed on November 16, 1993.
    (6)      Not used.
    (7)      Contained in Form 8-K dated January 5, 1995.
    (8) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/93 Form 10-K.
    (9)      Not used.
    (10) Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/94 Form 10-K.
    (11) Contained in documents filed with the Securities and Exchange Commission in conjunction with the 6/30/95 Form 10-Q.
    (12)     Contained in the Form 8-A/A No. 1 dated July 17, 1995.
    (13)     Contained in the Form 8-A/A No. 2 dated December 5, 1995.
    (14)     Contained in Amendment No. 1 to the Registration Statement
             on Form S-3 filed May 4, 1995.
    (15)     Contained in Amendment No. 3 to the Registration Statement
             on Form S-3 filed September 27, 1995.
    (16) Contained in documents filed with the Securities and Exchange Commission in conjunction with the September 30, 1995 Form 10-K.
    (17) Contained in documents filed with the Securities and Exchange Commission in conjunction with the December 31, 1995 Form 10-Q.
    (18)     Contained in the Form 8-K dated November 12, 1996.
    (19)     Not used.
    (20)     Contained in documents  filed with the Securities and Exchange
             Commission  in  conjunction   with  September  30,  1996  Form
             10-K/A No. 3.
    (21) Contained in documents filed with the Securities and Exchange Commission in conjunction with the June 30, 1997 Form 10-Q.
    (22) Contained in documents filed with the Securities and Exchange commission in conjunction with September 30, 1997 Form 10-K/A NO.3

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
                                                                                           ($163,942)
-------------------------------------- ---------------- ---------------- ----------------- ----------------- ==================



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registrant's report on Form 10-K/A No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.

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


 Dated:   October 26, 1998