Form 10-K
period 1998-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1999-01-13
CIK 800055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

               [X]Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the year ended September 30, 1998

                         Commission File Number 1-11046

                          TOP SOURCE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter).
        Delaware                                         84-1027821
State or other jurisdiction of                        (I.R.S. Employer
corporation or organization)                          Identification Number)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of January 8, 1999, 29,474,447 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on January 8, 1999 (on the closing sales price) held by non-affiliates of the Registrant, was approximately $27,447,919.

                       Documents Incorporated by Reference

Location in Form 10-K                     Incorporated Document
Part III-Items 10, 11, & 12                Definitive Proxy Statement in
                                           connection with its Annual
                                           Meeting of Stockholders
                                           to be held on May 18, 1999

                                     PART I

ITEM 1.  BUSINESS
A.  General Description of Business
Top Source Technologies, Inc. (the "Company") was organized in 1986 to distribute a patented overhead mounted speaker system ("OHSS") for vehicles. In 1989, the Company's mission was expanded to include developing and marketing of products, services and technologies for the transportation and related industries. Its current primary business is the assembly, marketing and sale of the On-Site Oil Analyzer ("OSA-II"), a second generation proprietary oil analysis instrument that combines two spectrometers in order to analyze both new or used oil in approximately five minutes at the end-user's site. The Company also assembles its OHSS through its subsidiary, Top Source Automotive, Inc.
("TSA"), which the Company reached agreement to sell in fiscal 1998 (as described in this Report).

As of January 5, 1999, the Company had four subsidiaries: TSA located in Troy, Michigan, Top Source Instruments, Inc. ("TSI") located in Atlanta, Georgia; ARCS Safety Seat, Inc. ("ARCS, Inc.") located in Palm Beach Gardens, Florida, and Top Source Oil Analysis Inc. ("TSOA") formerly named UTG Inc. which is an inactive subsidiary. In fiscal 1998, the Company derived substantially all of its revenue from sales of its OHSS at TSA.

B.  Financial Information About Industry Segments

The Company currently has two industry segments: automotive technology, TSA, and oil analysis service, TSI. (For information on industry segments, see Item 8. - Financial Statements and Supplementary Data, Note 16, Segment Information.)

C.  Narrative Description of Business

General
The Company markets one product, the OHSS, and provides one service, oil analysis. The Company has three proprietary technologies: its On-Site Oil Analyzer ("OSA"), which generated approximately 3.5% of the Company's revenues in fiscal 1998; OHSS which generated approximately 96.5% of the Company's revenue in fiscal 1998 and ARCS, which is non-revenue generating.

Products and Technologies

Oil Analysis
Oil analysis service requires extracting a small sample of used oil from oil lubricated equipment and sending it to a laboratory. Scientific tests identify and quantify metal debris that is the result of wear. The amount of metal debris, correlated to time or mileage that the oil has been in service, indicates if wear is normal or abnormal. Other laboratory tests indicate and measure if there is any coolant or water in the oil, the amount of airborne dirt, viscosity, acidity, depletion level of the additive package, flash point, coloration and many other factors. Oil analysis users select the tests from a service menu based on their particular needs. Once the empirical data is generated by laboratory tests, a trained evaluator reviews the results and generates a report, which often contains service recommendations. The report is then sent to the end user.

Oil analysis is now widely used for diagnostic and preventative maintenance programs for equipment in many different industries including those markets where the Company is concentrating its marketing efforts for the OSA-II. These markets are the truck market which includes truck stops, the automotive market which includes auto power train development, motorcycle engine development, automobile dealerships and automobile auctions, the consumer market which includes retail automobile service outlets, the government market which includes the United States military and municipalities, the industrial and refinery markets and the heavy equipment market which includes railroads.

ITEM 1.
BUSINESS

Oil Analysis (Continued)

OSA Development
It is estimated that the size of the oil analysis market is in excess of two billion dollars. This includes oil analysis performed by independent and in-house laboratories. The Company believes that the use of oil analysis will increase as a preventative maintenance technology. The Company also believes that advances in oil analysis technology owned by the Company will increase oil analysis utilization in new and existing markets.

In 1992, the Company recognized a potential business opportunity if it could develop an on-site oil analyzer which would eliminate the use of a laboratory and provide near instant results to the end-user. Over the next three years, the Company in conjunction with a third party developed the first generation on-site analyzer ("OSA" or "OSA-I"), which was based upon a proprietary database of oil analysis samples, which the Company acquired and further developed.

The Company organized TSI in 1993 as a wholly-owned subsidiary to develop and later market the first generation OSA-Is and now the OSA-IIs, TSI's second generation instrument. The Company has staffed TSI with spectroscopists, instrument specialists, sales and marketing, systems and programmer personnel as well as technicians capable of assisting in installation, operation and training.

The concept behind the OSA was that the oil sample must be tested by two distinctly different types of spectrometers: an emission spectrometer to identify and quantify metal elements and an infrared spectrometer to measure the physical-chemical properties of the used oil. Other specifications for the instrument included parameters such as: user friendly, low cost, minimal maintenance, near laboratory accuracy and repeatability, reliability and short turn around time. The overall objective was to provide high volume oil analysis locations with an OSA that delivers acceptable data in minutes at about the same price they pay for similar data by sending samples to a laboratory.

In calendar 1993, TSI developed alpha and beta prototypes and ultimately placed orders with an independent manufacturer to deliver beta OSA units. Concurrently, TSI placed an order with the manufacturer for additional beta OSA units. The intent was to place OSAs in the field at various locations to identify any issues yet to be resolved before a final design was established for larger distribution. The initial thrust of the Company's OSA development and marketing program was to develop an OSA unit that was capable of being used in the petroleum processing industry. As a result, the Company placed three units with the Exxon Corporation ("Exxon") in 1994, two of which were designed for process control and one for equipment maintenance. All three were initially operated to evaluate their ability, accuracy and repeatability with data compared to the internal Exxon quality control laboratory.

The equipment maintenance unit, with enhancements, has met the requirements to be used regularly, although revenue to date has been nominal. Development of the process control OSA units was much more difficult. Through mid-1997, the Company dedicated significant resources to modify and enhance the two process control units in order to meet Exxon stringent highly technical requirements. Although progress was made and certain milestones were achieved, the process control OSA units did not receive production approval from Exxon. The reliability of the process control OSA unit was determined to be acceptable; however, accuracy had not reached required levels in all areas. No revenue was generated from these units. In order to achieve refinery production acceptance, all critical test areas must generate accepted levels of accuracy.

ITEM 1.  BUSINESS

In December 1997, the Company removed the two Exxon refinery units and entered into a research agreement with the University of Tennessee's Measurement and Control Center Engineering Center ("MCEC") which is supported by the petroleum industry. Under the terms of the agreement, the Company agreed to participate in the funding of a one-year feasibility study on spectroscopic methods on petroleum stream properties. In addition, one of the Exxon refinery units was sent to MCEC. The purpose of the agreement was to review the application of the OSA unit for the process control industry. The Company contributed $84,000 to MCEC during calendar 1998. The Company is currently awaiting a report from the MCEC as to the results of its study. The Company anticipates that study will be renewed for an additional year and as a result of MCEC's efforts, a new prototype refinery unit will be developed during calendar 1999. The Company does not anticipate receiving any revenues or purchase orders during calendar 1999 from this unit and development project. There can be no assurances that the new prototype unit will be developed or that the Company will receive any purchase orders from Exxon or other oil refineries after calendar 1999.

At the same time as TSI was concentrating its efforts on developing a refinery OSA unit, it continued to refine and modify the beta units. After completing development of the OSA-I units, the Company began between 1995 and 1997 to place them in various test market locations in diverse industries and has generated a minimal amount of revenue. Between 1997 and 1998, the Company sold five OSA-I units including four to automotive Original Equipment Manufacturers ("OEMs"). Currently, 21 OSA-I units are being leased and generating a minimal amount of revenue in a variety of industries. These include a major national automobile dealer, a second automobile dealer, a municipality, five units at truck stops including four at Speedco, Inc. ("Speedco"), one OSA at an engine development company, five OSAs at a large truck engine manufacturer's maintenance facility, one unit at a powertrain development facility, one at an automobile auction facility and two, which are being used in a prototype mini lab capacity offering services to the retail public.

Based upon its initial development and experience with the OSA-Is between 1994 and 1997, and input from end-users in a variety of industries, the Company's management recognized that it needed to develop a second generation OSA which was technology enhanced, less expensive, modular, less environmentally sensitive, faster and smaller. At the end of fiscal 1997, TSI began the development of the second generation OSA-II unit. By August 1998, TSI completed the first production run of seven OSA-II units and shipped them for use in a revenue-generating trial, which commenced at a Jacksonville, Florida tire retailer in September 1998. The initial acceptance at the customer sites has been slower than anticipated. The Company is working with the customer to refine marketing efforts. The customer and the Company believe that the level of interest is sufficient to warrant continuing the revenue-generating test and that customer acceptance will increase as awareness builds.

The Company intends to eventually replace the OSA-I units under lease and previously purchased with OSA-II units. Except for Speedco, the timing and terms under which OSA-Is will be replaced are not currently ascertainable. In August 1998, the Company announced that it entered into an agreement with Speedco to lease to it 13 OSA-IIs to be placed at various Speedco truck oil quick-change service centers; four of these OSA-IIs will replace OSA-Is being used by Speedco. Under the terms of the Speedco agreement, Speedco, which intends to expand to 75 locations over its current 13 locations, agreed to place OSA-IIs at all of its new locations if results at the present 13 locations are favorable.

On November 13, 1998, the Company entered into a strategic alliance with Flying J, Inc. ("Flying J"), a company engaged in various facets of highway-related products and services including the operation of large truck stops. Flying J agreed to purchase and market OSA-IIs in up to 100 of their truck stop service centers. The initial purchase order was for the outright purchase of 10 OSA-II units. The agreement covers a potential purchase of up to 100 OSA-IIs and joint development and marketing of product enhancements to assist in the further commercialization of the OSA-IIs within the truck stop industry. After receipt of the initial 10 OSA-IIs, Flying J may terminate the agreement without any liability.

 ITEM 1.  BUSINESS

 This purchase order for the 10 units for approximately $700,000 represents the largest single OSA-I or OSA-II order received by TSI since its inception. In addition to the purchase price of the OSA-II units, Flying J is obligated to pay the Company a per sample licensing fee which is reduced at such time as Flying J has 36 OSA-II units operating. As part of Flying J's efforts to assist the Company in commercializing the OSA-IIs within the truck stop, it will receive financial incentives subject in part to its having at least 36 OSA-II units in operation.

The Company believes that the enhanced OSA-II is more commercially viable than the OSA-I. During fiscal 1997 and 1998, the Company generated $403,853 and $392,653 in OSA-I revenue. As noted above, the revenue generation from the Flying J purchase will exceed $700,000.

The Company believes during fiscal 1999 that it can significantly increase OSA revenues over historical levels although there can be no assurances that the Company will receive additional purchase orders from Flying J and Speedco, or other orders of this size or greater from other customers.

Overhead Speaker Systems
The OHSS is marketed and sold to OEMs and in the automotive aftermarket for installation in sport utility vehicles and light trucks. The Company holds five patents for the OHSS which expire at various times through 2009. The patents cover the design and mounting method which permits speakers, dome lights and other accessories to be mounted overhead. The assembly includes enclosed audio speakers pre-wired in an overhead mounting system. The unit, about six inches wide, mounts up against the headliner across the width of the sport utility vehicle as a rear speaker system. Overhead mounted speakers deliver unobstructed sound directly to the listener whereas speakers mounted in the side doors, tailgate or cargo area can become obstructed by passengers or cargo. The OHSS eliminates the need for rear speakers in traditional locations, reduces weight in the liftgate and because of its fixed overhead mounting, is not subject to the same risks of damage as speakers located in door or liftgate panels. The OHSS provides the OEMs with a cost-effective solution to improved audio sound without additional expensive tooling and within relatively short lead times, and the assembly reduces installation time in factory applications. The OHSS unit can be installed in less than 30 minutes and retails for around $300.

Since 1992, TSA has been selling its OHSS to Daimler Chrysler AG ("Chrysler") for installation on various models of its Jeep(R) vehicles. OHSS revenue reached a high of $16,580,270 in fiscal 1997. In August 1997, TSA started shipping units for one high-end model of the Grand Cherokee. During fiscal 1997, the Jeep Cherokee contract, which accounted for approximately 44% of TSA's fiscal 1997 revenues expired. Sales to Chrysler for the one high-end model of the Grand Cherokee expired in October 1998 when that model was discontinued by Chrysler. The Company continues to ship its OHSS to Chrysler for installation in the Jeep(R) Wrangler vehicles.

ITEM 1.  BUSINESS

At its Troy, Michigan facility, TSA has developed a state-of-the-art sound laboratory which it uses to develop prototypes for OEMs and after-market applications. As a regular part of its business, TSA has sought to expand the market for OHSS and reduce its reliance upon Chrysler. The goal of the new designs is to open up a wider target market range of vehicles than the sport utility and light truck markets.

In December 1998, the Company received notice from a Detroit, Michigan OEM that TSA has been selected to receive a contract for dealer-installed custom designed OHSS units for one vehicle. The Company anticipates receipt of a purchase order within the next month and will begin shipments to the OEM approximately 20 weeks later. The Company anticipates generating material revenue from this contract beginning in the fourth quarter of fiscal 1999. If successful at the dealership level, the OHSS unit could result in a production line order in the future, which normally would exceed dealership revenue levels from the OHSS, although no assurances can be given.

In addition to the new product concepts described above, the Company has been seeking strategic alliances with several major automobile after-market retailers. In fiscal 1997, the Company entered into an agreement with Kenwood U.S.A. ("Kenwood") to design and build custom overhead-mounted enclosures to house Kenwood's high quality speakers. In addition, during fiscal 1998, the Company entered into a purchase agreement with Kenwood and sold custom design OHSS units to Kenwood. Sales have not been material to date.
The Company is continuing to develop prototypes for potential after-market applications.

During 1998, TSA obtained QS-9000 certification, which is required for future sales to OEMs to Detroit and other OEMS.

Sale of TSA
As described below, the Company's Board of Directors made a strategic decision in fiscal 1998 to sell TSA and concentrate the Company's resources on the roll-out of its new second generation OSA-II. On August 14, 1998, the Company entered into an agreement to sell TSA for a minimum of $10,000,000. The proposed transaction is scheduled to close on or before March 31, 1999. If, however, TSA is not sold, the Company believes that it will be in a position to expand TSA's business and current OEM and after-market initiatives, which could result in additional revenues.

As part of the agreement to sell TSA, as described in detail below, the Company may receive an earn-out of up to $6,000,000 in the two years following the sale of TSA. Accordingly, in order to maximize the possibility of achieving the earn-out, if the TSA transaction closes and being in a position to operate TSA profitably, if the transaction does not close, TSA has continued to expend resources toward the development of new opportunities.

On August 14, 1998, the Company executed a Asset Purchase Agreement ("Agreement") with NCT Audio Products Inc., (the "Buyer" or "NCT"), a subsidiary of the NCT Group, Inc. of Stamford, Connecticut (NASDAQ: "NCTI") to purchase substantially all of the assets and liabilities of TSA.

Under the terms and subject to the conditions of the Agreement, on the closing date (the "Closing" or the "Closing Date"), the Buyer agreed to purchase 100% of the assets (the "Assets") and assume substantially all of the liabilities of TSA for a minimum of $10,000,000. The purchase consideration of $10,000,000 consists of a non-refundable $1,450,000 paid to TSA on June 10, 1998 ("Step I"), $2,050,000, which was paid into escrow on July 30, 1998 and released to the Company (and became non-refundable) on December 15, 1998 as a result of an affirmative stockholder approval ("Step II") and the balance of $6,500,000 due at the Closing, which must occur by March 31, 1999 ("Step III"). The consummation of the proposed transaction is subject to the satisfaction or waiver of certain conditions including the Buyer obtaining the necessary financing. As a result of the completion of Steps I and II of the transaction,

ITEM 1.  BUSINESS
the Buyer became a 20% owner of the Common Stock of TSA. Since Step III of the transaction failed to close by December 31, 1998, the Buyer had a one week option to cancel its exclusive right to purchase the Assets of TSA and as consideration for such cancellation would have received an additional 15% of TSA Common Stock. On January 7, 1999, the Buyer of TSA's Assets by virtue of not exercising its right to receive an additional 15% minority stake in TSA, maintained its exclusive right to complete the remainder of the transaction by March 31, 1999. If the transaction fails to close by March 31, 1999, the Company will be free to attempt to find another purchaser of TSA and the Buyer will be obligated to sell its TSA shares to any such purchaser on the same terms and conditions as the Company receives for its TSA Common Stock. Additionally, under the terms of the Agreement, TSA could receive up to an additional $6,000,000 payable to the Company in cash based expressly contingent upon the future earnings of the Buyer's subsidiary ("New TSA") acquiring the Assets for a two-year period following the Closing (the "Earn-Out"). If earned, for the first year following the Closing ("Year One"), the Buyer shall pay TSA in cash an Earn-Out of up to $3,000,000 and a cumulative amount of up to $6,000,000 for Year One and the 12-month period subsequent to Year One ("Year Two"). The Earn-Out in Year One shall be equal to the amount by which the product of four and one-half times EBITDA, as defined, for Year One exceeds $8,000,000. As used in the Agreement, "EBITDA" means income before interest, taxes, depreciation and amortization of New TSA. The Agreement further provides that EBITDA shall be based solely upon the operations of New TSA based upon operations consistent with the historical operations of TSA and excluding items of income or expense such as non-recurring items, extraordinary items, inter-company items and other items of income and expense, which are not consistent with such past practice.

In effect, to the extent that in Year One the cash flow of New TSA times four and one-half exceeds $8,000,000, the Buyer shall pay the Earn-Out up to the maximum of $3,000,000. The Year Two Earn-Out shall be equal to the amount by which the product of four and one-half times EBITDA for Year Two exceeds the greater of : (i) Year One EBITDA times four and one-half, or (ii) $8,000,000. The maximum Year Two Earn-Out calculated using this formula is $6,000,000 minus the Year One Earn-Out.

If the transaction had closed on December 31, 1998, and assuming no changes to TSA's revenues and expenses after the Closing, no Earn-Out payment if calculated on a pro-forma basis would have been earned by the Company. The Company believes that current after-market and other OEM production line initiatives in process for OHSS, will result in additional revenues that will enable the Company to achieve the full $6,000,000 Earn-Out over a two-year period after Closing. However, no assurances can be given.

ARCS (Acceleration Restraint Curve Safety Seat)
Over the past eight years the Company worked on developing a proprietary technology involving controlled seat motion that occurs at the instant of a frontal crash to help restrain vehicle occupants and assist automakers in meeting Federal passive restraint laws. The Company labeled the technology ARCS (Acceleration Restraint Curve Safety Seat). The primary objective of this technology is to provide supplemental lower torso restraint to alleviate abdominal, hip, leg and ankle injuries caused by unwanted lower torso motion often experienced in a severe frontal crash.

The Company is unaware of any other moving seat technology that has been successfully tested by a major automobile manufacturer. In December 1996, the U.S. Patent Office granted patent protection for ARCS technology.

ITEM 1.  BUSINESS

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

Significant Customer Information
During 1998, approximately 95% of the Company's revenue was derived from OHSS sales to Chrysler Corporation. (See Item 8 - Financial Statements and Supplementary Data, Note 18 - Discontinued Operations.) For significant customer information see Item 8. - Financial Statements and Supplementary Data, Note 15 - Concentration of Credit Risk.

Government Regulation
The Company is subject to government regulations generally affecting all businesses. The Company believes that it is in material compliance with all such regulations.

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

Offices and Employees
The Company maintains its administrative office in Palm Beach Gardens, Florida. The Company's automotive subsidiary, TSA, is housed in a 45,000 square foot facility in Troy, Michigan, which includes administrative, engineering and assembly operations. TSI has a facility in Atlanta, Georgia. As of January 7, 1999, the Company employs approximately 52 full-time people.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth the location and use of the Company's facilities. All of the facilities are leased.

             USE        LOCATION                             EXPIRATION
Corporate Headquarters  Palm Beach Gardens, Florida          January 2002
TSA                     Troy, Michigan                       June 2000
TSI                     Atlanta, Georgia                     September 2001

All  facilities   have  excess   capacity  and  the  capability  to  accommodate
significant future growth. Each of these facilities is in good condition.

ITEM 3. LEGAL PROCEEDINGS

NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information For Common Stock
The following table sets forth for the periods indicated the range of quarterly high and low representative market prices for the Company's common stock. The Company's common stock trades on the American Stock Exchange under the symbol "TPS".

                                                          Fiscal 1998                                  Fiscal 1997
                                                     High            Low                         High              Low
First Quarter  (December 31)                         2-1/16            1                         5-5/16            2-3/16
Second Quarter (March 31)                            1-1/2             1                         3-5/16            1-3/4
Third Quarter  (June 30)                             1-1/8          11/16                        2-7/8             1-3/16
Fourth Quarter (September 30)                        1-1/4            3/4                        2-1/4             1-1/8

0
Holders
As of January 6, 1999, there were approximately 1,222 holders of record of the Company's common stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data of the Company's financial condition and results of operations as of and for the years ended September 30, 1998, 1997, 1996, 1995 and 1994. The selected financial data should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996, 1995  AND 1994


Balance Sheet Data                           1998            1997            1996             1995            1994

Total Assets                                $7,273,095     $ 11,355,030    $ 16,012,716     $ 19,109,250    $ 17,855,313
Long-term Debt                               3,020,000        3,020,000       3,020,000        2,060,000       ---
Total Liabilities                            6,451,967        6,870,577       7,095,991        4,704,152       2,351,143
Stockholders' Equity                           456,971        4,484,453       8,916,725       14,405,098      15,504,170

Statement of Operations Data

Net Sales                                  $11,207,858      $16,984,123     $16,146,524     $ 13,907,354   $   9,259,581
Income (Loss) from Continuing
     Operations                            (5,529,562)      (3,304,057)     (4,831,786)      (2,820,492)       1,840,366
Net Income (Loss)                          (5,852,382)      (3,235,316)     (6,698,787)      (3,399,796)       2,014,577
Income (loss) per Basic and
     Diluted Common Share (1)
     From Continuing Operations                 (0.21)           (0.12)          (0.17)           (0.10)            0.06
Net Income ( Loss) per Basic and
     Diluted Weighted Average
     Common Share                               (0.21)           (0.12)          (0.24)           (0.12)            0.07



See Notes to Consolidated Financial Statements for information on transactions and accounting classifications, which have affected the comparability of the periods presented above. The Company has not declared cash dividends on its common stock for any of the periods presented above.

(1) Includes the retroactive implementation of SFAS No. 128 ("Earnings per Share"), which had no impact for all periods presented.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
1998 Compared to 1997

Total revenue for the year ended September 30, 1998 was $11,207,858 compared to $16,984,123 for the year ended September 30, 1997 a decrease of 34.0%. The decrease is primarily attributable to the loss of the OHSS sales for the Jeep Cherokee contract which ended on June 30, 1997 partially offset by an increase in OHSS sales for the Grand Cherokee vehicle, which commenced production during the first quarter of fiscal 1998. There was a nominal decrease in service revenue from 1997 to 1998 due to a decrease in the outright sales of OSA units offset by a larger number of ongoing leases.

As of January 1, 1999, TSI had approximately 21 OSA I units and 14 OSA II units generating various levels of revenue through lease and revenue generating tests in a variety of industries including automobile dealerships, truck lube centers, truck stops and motorcycle development laboratories.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 Compared to 1997 (Continued)

The overall gross profit margin was 28.4% for the year ended September 30, 1998 compared to 33.4% for the year ended September 30,1997. The decrease in the gross margin is attributable to the write-off of OSA-I inventory during fiscal 1998 due to the completion and market introduction of the OSA-II and a decreased margin in the service revenue segment due to the outright sale of OSA units in 1997, that had a higher gross profit margin in fiscal 1997 compared to a larger number of ongoing leases in fiscal 1998. The gross profit margin for automotive products of 31.4% was comparable to a gross profit margin of 32.4% for the year ended September 30, 1997.

The Company's strategy is to divest substantially all of TSA assets and focus its resources on the commercialization OSA-IIs to seven specific markets. The Company believes that this can be best accomplished with potential strategic partners who are interested in licensing the OSA technology for specific industry applications both domestically and internationally.

The Company believes that their marketing efforts will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain their marketing activities it could have a material adverse effect on the financial condition of the Company. The Company will continue to evaluate the success of the new marketing efforts.

General and administrative expenses decreased $1,157,610 for the year ended September 30, 1998 compared to the year ended September 30, 1997. The decrease is primarily attributable to the Company's restructuring which took place in the fourth quarter of fiscal 1997 and continued efforts to contain costs.

Selling and marketing decreased $127,210 for the year ended September 30, 1998 compared to September 30, 1997. This decrease is primarily attributable to the closing of the TSI Farmington Hills, Michigan location related to the OSA group.

Write down of fixed assets is comprised of $880,911 related to the original OSA I machines which were deemed to be impaired and were written off. (See Item 8. Financial Statements and Supplementary Data, Note 2. Oil Analysis Service Segment.)

Severance expense of $1,085,587 is attributable to the resignation of the Company's former Chairman and CEO. (See Item 8. Financial Statements and Supplementary Data, Note 13. Related Party Transactions)

Depreciation and amortization decreased $188,651 for the year ended September 30, 1998 compared to September 30, 1997. This decrease is due to a decreased asset base as a result of sales and write down of the original OSA-I machines and a 56% decrease in purchases of fixed assets for the year ended September 30, 1998 compared to September 30, 1997.

Research and development increased $264,492 for the year ended September 30, 1998 compared to the year ended September 30, 1997. This increase is due to the development of the new OSA II units which were designed by the Company.

Interest income decreased $44,670 for the year ended September 30, 1998 compared September 30, 1997. This decrease is due to a decline in cash balances due to operating losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1998 Compared to 1997 (Continued)

Interest expense increased $222,633 for the year ended September 30,1998 compared to September 30, 1997. This increase is due to the borrowings and loan fees on its credit facility, which was only in place for three months in fiscal 1997. The Company did not borrow any funds during fiscal 1997 on their prior First Union credit facility.

The gain on the sale of the minority interest in TSA represents the gain on the sale of 14.5% equity interest in TSA. (See Item 8. Financial Statements and Supplementary Data, Note 3. Sale of Top Source Automotive, Inc.)

Other income (expense) decreased $49,775 for the year ended September 30, 1998 compared to September 30, 1997 due to the decrease of $43,833 in royalty income on the EFECS ignition technology, which was sold to Adrenaline, Inc. in May 1995.

Net Loss Analysis

In order to avoid current, material, ongoing operating losses, and an increase in this operating loss after the projected sale of the TSA assets (see Item 1. Business), the Company must generate new, material ongoing OSA or other revenues in future months. The Company believes that the recent OSA activity described in this MD&A section, and the completion of development of the new OSA-II, will improve OSA visibility in the marketplace that which will lead to significant increase in future OSA revenues. However, there can be no assurances.


1997 Compared to 1996

On October 30, 1996, the Company sold certain assets and liabilities of the Company's oil analysis subsidiary, UTG. (See Item 8. Financial Statements and Supplementary Data, Note 18. Discontinued Operations. Therefore, the operations of UTG for 1996 are excluded from the analysis below.

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

General and administrative expenses decreased $756,940 for the year ended September 30, 1997 compared to the year ended September 30, 1996. This decrease is attributable to personnel reductions at the Corporate office during the year and due to the Company-wide restructuring which occurred during the fourth quarter of fiscal 1997. Also included in general and administrative expenses are restructuring expenses of $415,830


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1997 Compared to 1996 (Continued)

and $725,000 for the periods ended September 30, 1997 and 1996 related to the Company-wide restructuring, which took place in fiscal 1997 and 1996. (See Item 8 - Financial Statements and Supplementary Data, Note 17. Restructuring.)

Selling and marketing increased 40.1% for the year ended September 30, 1997 compared to the year ended September 30, 1996. The increase was primarily attributable to the continued marketing and promotional activities in support of the OSA.

Depreciation and amortization increased 19.3% for the year ended September 30, 1997 compared to the year ended September 30, 1996. The increase is primarily attributable to purchases of $1,442,265 in capital assets, which primarily related to $1,055,572 in capital expenditures for the OSA. Depreciation and amortization of $319,324 was allocated to cost of sales as it directly related to the products and services sold during the year ended September 30, 1997 compared to $307,373 for the year ended September 30, 1996.

Interest expense increased 59.6% to $441,509 for the year ended September 30, 1997 compared to $276,566 for the year ended September 30, 1996. This increase is attributable to new borrowings in the fourth quarter under the Company's new credit lines (See Item 8 Financial Statements and Supplementary Data Note 9. Debt, and "Liquidity and Capital Resources"). The increase in interest expense was partially offset by an increase of interest income in the fourth fiscal quarter of 1997 compared to previous quarters in 1997, due to required minimum borrowing under the terms of the Company's new credit lines.

Other income for the year ended September 30, 1997 was $98,573 compared to other expense of $68,099 for the year ended September 30, 1996. The increase is primarily attributable to the inclusion in 1997 of one full year of EFECS royalty income compared to a partial year of EFECS income in the prior year.

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

Liquidity and Capital Resources
Net cash flows used in operations during the current fiscal year totaled ($2,804,509). The usage of cash is primarily attributable to a net operating loss excluding depreciation and amortization, of ($4,291,962), which is offset by a decrease in accounts receivable of $598,986. The decrease in accounts receivable is primarily attributable to the loss of the patented OHSS contract for the Jeep Cherokee, which ended June 30, 1997. Inventory increased $1,021,951 and was partially offset by the write off of $413,134 OSA-I inventory. Other assets decreased $755,484 primarily due to the refund of a deposit relating to the OSA-I machines.

Net cash provided by investing activities was $597,500, which was attributed to the proceeds from the sale of the minority interest in TSA. This use of cash was attributable to $637,602 expended for capital assets and $52,996 for patent costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources (Continued)

Net cash provided by financing activities was $592,229 which included the exercise of stock options and warrants (exercise prices ranged from $.53 - $1.50) that generated approximately $388,341 in net proceeds and $881,394 in net proceeds from the issuance of Preferred Stock. Also, the Company repaid $677,506 from Credit Facility with NationsCredit Commercial Corporation. (See Item 8 Financial Statements and Supplementary Data, Note 9. Debt).

On July 1, 1997, the Company entered into a three-year $5,000,000 asset-based financing agreement ("Credit Facility") with NationsCredit Commercial Corporation ("Nations"). This Credit Facility replaced the Company's former $3,750,000 facility. The new Credit Facility, which is secured by substantially all of the assets of the Company enables the Company to potentially borrow a sum based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of all accounts receivable and 50% of inventory for TSA. The overall sub-limit of borrowing against inventory is $1,500,000. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for the fee calculation purposes. The Company's effective interest rate at September 30, 1998 factoring the interest earned on used drawn funds was 12.1%. As of September 30, 1998 and December 31, 1998, the unused available borrowings on this Credit Facility were $200,000 and $85,000, respectively.

The Credit Facility calls for certain financial covenants that, if not met, would cause a default under the Agreement and increase the interest rate by 2% over current levels. As of September 30, 1998, the covenant requiring the Company's fiscal year pre-tax operating loss, not to exceed certain levels, as defined in the Agreement was not been met by the Company. Nations later agreed to waive this covenant precluding the Company from having a loss of more than $2,000,000 in a fiscal year. In conjunction with such waiver, the Company paid Nations a fee of $25,000 and agreed to collaterally assign a $250,000 certificate of deposit to Nations. The Company is required to repay the Credit Facility in full upon the ultimate sale of TSA (see Note 3. Sale of Top Source Automotive, Inc.). Upon payment of the Credit Facility, Nations will release the lien, which it holds on all of the assets of the Company including Top Source Automotive common stock and assets.

On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management ("Mellon"), whereby the holders would purchase $3,020,000 in Senior Subordinated nine percent (9%) convertible notes (The "Notes") maturing in June 2000. After June 9, 1996, the Notes could be prepaid by the Company without penalty and can be converted by the holders into fully registered shares of the Company's common stock at a conversion price of $10 per share.. The Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to 1.0. As of September 30, 1998, the Company was not in compliance with the ratio. Subsequent, to September 30, 1998, the Company restructured substantially all of the $3,020,000 notes, which included a waiver of the debt to equity ratio for fiscal 1999 (see Item 8. Financial Statements and Supplementary Data, Note 20. Events Subsequent to the Date of the Auditor's Report).

In December 1998, a number of events occurred, which resulted in an improvement to the Company's liquidity and financial condition. The most significant act resulted from the sale of Series B Preferred Stock ("Series B") to two trusts of which Mr. Mennen is a co-trustee and sole trustee, respectively. The proceeds were used in part to prepay and restructure $2,313,000 of the Mellon Notes and redeem one-half of the Company's outstanding Series A Preferred Stock for details concerning these events (see Item 8. Financial Statements and Supplementary Data, Note 20. Events Subsequent to the Date of the Auditor's Report).

As of January 8, 1999, the Company had approximately $2,000,000 of cash on hand. Based on this cash balance, the Credit Line and its ability to further reduce expenses, if required, the Company believes it has sufficient cash flow and liquidity to fund its current operations and anticipated increasing OSA commercialization.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forward-Looking Statements
The forward looking statements discussed in the Report under the Business Section, (Item 1.) and above in Liquidity and Capital Resources include those relating to the Company's expectations that it anticipates (1) generating revenue from OSA-II units at current test sites, (2) entering into strategic relationships, (3) renewal of the MCEC refinery OSA study and from other sources and completion of a development prototype, (4) the increase in the usage of oil analysis as a preventative maintenance in new and existing markets, (5) receipt of additional purchase orders from Flying J and Speedco, and further commercialization of OSA-II usage resulting in additional revenue, (6) receipt of a purchase order and material revenue from a Detroit OEM for dealer installation of OHSS units, (7) closing of the TSA Asset sale, (8) achieving the Earn-Out and additional OHSS revenues, (9) adequacy of the Company's working capital and liquidity and (10) reducing net operating losses are forward-looking statements within the meaning of the Reform Act.

Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to market OSAs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) unanticipated internal problems at the University of Tennessee's MCEC, (7) the ability of the Buyer to close its Financing, (8) decline in production levels at Chrysler for vehicles installing OHSS, and (9) the Company's ability to attract strategic partners for OSA-II, and (10) the ability to attract strategic partners for TSA, if the Company is unable to sell it.

Inflation
The impact of inflation has become less significant with dormant inflation rates in recent years. The Company believes inflation has not had a material effect on the Company's operations.

New Accounting Standards
In June 1997, the Financial Accounting Standards Board ("FASB")" issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in fiscal years beginning after December 15, 1997. This statement establishes standards for the way public business enterprises report information about products, services, geographic areas and major customers. The Company will adopt SFAS No. 131 or for fiscal year ended September 30, 1999. The adoption of SFAS No. 131 will not have a material impact on its financial position or results of operations.

Year 2000
The Company is assessing  the  potential  impact of the Year 2000 ("Y2K") on the
Company's internal business systems, products, assembly procedures and operations. The Company's Y2K initiatives include (i) testing and upgrading internal business systems and facilities; (ii) contacting key suppliers, vendors and customers to determine their Y2K compliance state; and (iii) developing contingency plans.

To date, the Company has been evaluating all of its information technology systems which relate to its corporate offices including its accounting systems; these systems must be replaced because they are not Y2K compliant. The Company has received one proposal and plans to implement the replacement of its corporate information technology systems during the second and third calendar quarters of 1999. The Company estimates that the cost will be approximately $40,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000 (Continued)
At TSA, the Company intends to replace its management reporting and accounting software modules. The management reporting system is used by TSA in its assembly of OHSS. The Company anticipates the cost of new hardware and software to make TSA Y2K compliant will be approximately $40,000. The Company has appointed representatives at TSA to coordinate TSA's information technology systems with Chrysler, TSA's major customer. This process has continued for approximately six months. At TSI, the Company believes OSA-IIs are Y2K compliant. While the OSA-Is are not Y2K compliant, as discussed above in Item 1 - "Business" the OSA-Is are being replaced by OSA-IIs during 1999. TSI is currently communicating with four key suppliers which make proprietary parts which may not be readily replaceable. Presently, the Company does not know whether these suppliers are or will be Y2K compliant and, if not, what options are available to TSI. The Company intends to aggressively assess this issue during the balance of the current calendar quarter and develop a contingency plan that will allow TSI's business operations to continue despite potential disruptions due to Y2K issues. The plan will focus on identifying and securing alternative suppliers and/or assisting any current suppliers in achieving Y2K compliance in a timely manner. The Company cannot presently estimate what, if any, additional costs it will incur if one or more of these suppliers are not Y2K compliant.

As the Company continues to evaluate the Y2K readiness of its business systems, suppliers, vendors and customers, it will modify and adjust its contingency plans as may be required. However, due to the complexity of the Company's technologies and reliance upon third parties to produce certain components, there can be no assurances that the Company has identified all of the Y2K issues that could arise. While the Company is attempting to minimize any negative consequences arising from Y2K non-compliance, there can be no assurances that Y2K issues will not have a material adverse impact on the Company's business, operations or financial condition. If any of the Company's material suppliers, vendors or customers experience business disruptions due to Y2K issues, the Company might also be materially adversely affected. Any unexpected costs or delays arising from Y2K issues could have a material adverse impact on the Company's business, operations and financial condition.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000 (Continued)
be Y2K compliant. However, due to the complexity of the Company's technologies and the reliance upon third parties to produce certain components that are not under the Company's control, there can be no assurances that the Company has identified all of the Y2K issues that could arise. Based on existing information, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operations of the Company. However, due to the uncertainties involved, there can be no assurances that the Company will not incur material costs or delays, which could have a significant adverse impact on the Company's business operations and financial condition.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

----------------------------------------------------------------------------------------------------------------- ----------
                                                     INDEX                                                        PAGE
----------------------------------------------------------------------------------------------------------------- ----------
----------------------------------------------------------------------------------------------------------------- ----------

----------------------------------------------------------------------------------------------------------------- ----------
----------------------------------------------------------------------------------------------------------------- ----------
Report of Independent Certified Public Accountants                                                                   17
----------------------------------------------------------------------------------------------------------------- ----------
----------------------------------------------------------------------------------------------------------------- ----------
Consolidated Balance Sheets as of September 30, 1998 and 1997                                                        18
----------------------------------------------------------------------------------------------------------------- ----------
----------------------------------------------------------------------------------------------------------------- ----------
Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996                          19
----------------------------------------------------------------------------------------------------------------- ----------
----------------------------------------------------------------------------------------------------------------- ----------
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996                20
----------------------------------------------------------------------------------------------------------------- ----------
----------------------------------------------------------------------------------------------------------------- ----------
Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996                          21
----------------------------------------------------------------------------------------------------------------- ----------
----------------------------------------------------------------------------------------------------------------- ----------
Notes to Consolidated Financial Statements                                                                           22
----------------------------------------------------------------------------------------------------------------- ----------

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of Top Source Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Top Source Technologies, Inc., (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Source Technologies, Inc. and subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



West Palm Beach, Florida,
December 15, 1998, (except with respect to the matter discussed in Note 20, as to which the date is January 7, 1999).

                                              TOP SOURCE TECHNOLOGIES, INC.
                                                ANNUAL REPORT ON FORM 10-K

                                               CONSOLIDATED BALANCE SHEETS
                                             AS OF SEPTEMBER 30, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                          1998                                1997
                                                                          ------------------                  -----------------
Current Assets:
  Cash and cash equivalents                                                       $ 488,899                        $ 2,103,679
  Accounts receivable trade                                                       1,656,317                          2,255,303
  Inventories                                                                     1,489,840                            881,023
  Advances to officers                                                                    -                             57,919
  Prepaid expenses                                                                  194,482                            219,446
  Other                                                                             152,349                            155,448
                                                                          ------------------                  -----------------
Total current assets                                                              3,981,887                          5,672,818
Property and equipment, net                                                         786,438                          2,147,403
Manufacturing and distribution rights and patents, net                              271,502                            284,562
Capitalized database, net                                                         2,073,194                          2,284,027
Note receivable from officer                                                         26,260                             76,002
Other assets, net                                                                   133,814                            890,218
                                                                          ==================                  =================
TOTAL ASSETS                                                                    $ 7,273,095                       $ 11,355,030
                                                                          ==================                  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                $ 1,318,835                        $ 1,996,341
  Accounts payable                                                                  842,903                            672,836
  Accrued liabilities                                                               840,705                          1,181,400
                                                                          ------------------                  -----------------
Total current liabilities                                                         3,002,443                          3,850,577
  Senior subordinated convertible notes                                           3,020,000                          3,020,000
  Other liabilities                                                                 429,524                                  -
                                                                          ------------------                  -----------------
Total liabilities                                                                 6,451,967                          6,870,577

Minority interest                                                                   364,157                                  -

Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; 1,000 outstanding                                                    943,807                                  -
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 29,053,803 and 28,461,477 shares issued and
   outstanding in 1998 and 1997, respectively                                        29,054                             28,461
  Additional paid-in capital                                                     29,624,951                         28,744,451
  Accumulated deficit                                                           (28,791,487)                       (22,939,105)
  Treasury stock-at cost; 466,234  shares in 1998
    and 1997, respectively                                                       (1,349,354)                        (1,349,354)
                                                                          ------------------                  -----------------
Total stockholders' equity                                                          456,971                          4,484,453
                                                                          ------------------                  -----------------
                                                                          ==================                  =================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 7,273,095                       $ 11,355,030
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

                                                                          19

                                                TOP SOURCE TECHNOLOGIES, INC.
                                                  ANNUAL REPORT ON FORM 10-K

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------------------------------------------------------

                                                                                1998              1997              1996
                                                                          -----------------------------------------------------
Product sales                                                                   $10,815,205       $16,580,270      $16,102,523
Service revenue                                                                     392,653           403,853           44,001
                                                                          -----------------------------------------------------
    Net sales                                                                    11,207,858        16,984,123       16,146,524
                                                                          -----------------------------------------------------
                                                                          -----------------------------------------------------
 Cost of product sales                                                            7,417,402        11,197,664       10,749,431
                                                                          -----------------------------------------------------
   Cost of services                                                                 195,954           107,044           26,772
   Write down of inventory - services                                               413,134                 -                -
                                                                          -----------------------------------------------------
 Cost of services - total                                                           609,088           107,044           26,772
                                                                          -----------------------------------------------------
    Cost of sales                                                                 8,026,490        11,304,708       10,776,203
                                                                          -----------------------------------------------------
Gross profit                                                                      3,181,368         5,679,415        5,370,321
                                                                          -----------------------------------------------------
Expenses:
  General and administrative                                                      4,562,183         5,719,793        6,476,733
  Selling and marketing                                                           1,258,681         1,385,891          989,450
  Write down of fixed assets                                                        880,911                 -                -
  Severance expense to former CEO                                                 1,085,587                 -                -
  Depreciation and amortization                                                     922,820         1,111,471          931,563
  Research and development                                                          325,212            60,720           28,794
                                                                          -----------------------------------------------------
Total expenses                                                                    9,035,394         8,277,875        8,426,540
                                                                          -----------------------------------------------------
Loss from operations                                                             (5,854,026)       (2,598,460)      (3,056,219)
Other income (expense):
  Interest income                                                                    74,669           119,339          112,398
  Interest expense                                                                 (664,142)         (441,509)        (276,566)
  Gain on sale of minority interest in subsidiary                                   962,760                 -                -
  Minority interest                                                                 (38,820)                -                -
  Other income (expense), net                                                        48,798            98,573          (68,099)
                                                                          -----------------------------------------------------
Net other income (expense)                                                          383,265          (223,597)        (232,267)
                                                                          -----------------------------------------------------
Loss before income taxes                                                         (5,470,761)       (2,822,057)      (3,288,486)
Income tax expense                                                                  (58,801)         (482,000)      (1,543,300)
                                                                          -----------------------------------------------------
Loss from continuing operations                                                  (5,529,562)       (3,304,057)      (4,831,786)
Discontinued operations:
   Income (loss) from discontinued operations                                             -            68,741          (62,210)
   Loss on disposal of discontinued operations                                            -                 -       (1,804,791)
                                                                          -----------------------------------------------------
Net loss                                                                         (5,529,562)       (3,235,316)      (6,698,787)
Embedded dividend on preferred stock                                               (193,807)                -                -
Preferred dividends                                                                 (20,034)                -                -
Value of warrants issued with preferred stock                                      (108,979)                -                -
                                                                          =====================================================
Net loss available to common stockholders                                       ($5,852,382)      ($3,235,316)     ($6,698,787)
                                                                          =====================================================
Basic  and  diluted  net  income  (loss)  per  weighted   average  common  share
   outstanding:
   Continuing operations                                                                 (0.21)            (0.12)           (0.17)
   Discontinued operations:
     Income (loss) from operations                                                        0.00              0.00             0.00
     Loss on disposal                                                                     0.00              0.00            (0.07)
                                                                          =====================================================
     Total                                                                               (0.21)            (0.12)           (0.24)
                                                                          =====================================================
Basic and diluted weighted average common shares outstanding                     28,242,005        28,065,563       28,027,959
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

                                                                       TOP SOURCE TECHNOLOGIES, INC.
                                                                        ANNUAL REPORT ON FORM 10-K

                                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                               ADDITIONAL                             TOTAL
                                              COMMON STOCK        PREFERRED     PAID-IN    ACCUMULATED   TREASURY  STOCKHOLDERS'
                                      ---------------------------
                                          SHARES         AMOUNT     STOCK       CAPITAL     DEFICIT       STOCK       EQUITY
                                      --------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1995             27,731,477     $ 27,731      $ -     $27,514,154   $(13,005,002)  $(131,785)  $14,405,098

Exercise of stock options
  ($.53 to $6.50 per share)                675,000          675        -        1,169,739       -              -        1,170,414
Exercise of warrants ($1.00
  per share)                                40,000           40        -           39,960       -              -           40,000
Net loss                                       -            -          -              -      (6,698,787)       -       (6,698,787)
                                        ------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996             28,446,477       28,446        -       28,723,853   (19,703,789)   (131,785)    8,916,725

Exercise of stock options
  ($.5625 to $1.78 per share)               15,000           15        -           20,598       -              -           20,613
Treasury stock purchases                       -            -          -              -         -        (1,217,569)   (1,217,569)
Net loss                                       -            -          -              -      (3,235,316)       -       (3,235,316)
                                        ------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997             28,461,477       28,461        -       28,744,451   (22,939,105) (1,349,354)    4,484,453

Exercise of stock options
   ($.53 to $1.50 per share)               549,700          550        -          387,791       -              -          388,341
Issuance of convertible
  preferred stock - Series A                   -            -    1,000,000            -         -              -        1,000,000
Preferred stock issuance costs
  and fees                                     -            -          -         (118,606)      -              -         (118,606)
Issuance of common stock for
  payment of dividend
  on preferred stock                        42,626           43        -           19,991       (20,034)       -              -
Intrinsic value of preferred
  stock conversion feature                     -            -     (250,000)       250,000       -              -              -
Preferred stock embedded dividend              -            -      193,807            -        (193,807)       -              -
Value of warrants issued with
  preferred stock                              -            -          -          108,979      (108,979)       -              -
Options and warrants issued for
  services                                     -            -          -          232,345        -             -          232,345
Net loss                                       -            -          -              -      (5,529,562)       -       (5,529,562)
                                        ==========================================================================================
BALANCE, SEPTEMBER 30, 1998             29,053,803     $ 29,054  $ 943,807    $29,624,951  $(28,791,487)  $(1,349,354) $  456,971
                                        ==========================================================================================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                        TOP SOURCE TECHNOLOGIES, INC.
                                         ANNUAL REPORT ON FORM 10-K

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------

                                                                 1998              1997                  1996
                                                                 ----------------------------------------------------
OPERATING ACTIVITIES:
    Net loss                                                  $ (5,529,562)     $ (3,235,316)            $(6,698,787)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Gain on sale of minority interest in subsidiary              (962,760)                -                        -
    Loss (income) from discontinued operations                           -           (68,741)              1,867,001
    Depreciation                                                   956,693         1,152,627                 963,302
    Amortization                                                   280,907           278,168                 275,634
    Write down of fixed assets and inventory                     1,294,045                 -                       -
    Loss on disposal of equipment                                  160,963           284,212                 151,411
    Non cash value of services                                     232,345                 -                       -
    Minority interest                                               38,820                 -                       -
    Deferred income taxes                                                -                 -                (970,000)
    Decrease in deferred income tax assets, net                          -           355,000               2,335,000
    Repayments (advances) in notes from officers                   107,661          (133,921)                      -
    Decrease (increase) in accounts receivable, net                598,986         1,845,369                (610,881)
    Increase in inventories                                     (1,021,951)         (369,065)                (43,789)
    Decrease (increase) in prepaid expenses                         24,964           106,500                 (25,397)
    Decrease (increase) in other assets                            755,484          (153,798)                 (8,561)
    Increase (decrease) in accounts payable                        170,067        (1,163,559)                556,634
    Increase (decrease) in accrued liabilities                      88,829          (691,566)                749,456
                                                                -----------------------------------------------------
Net cash used in operating activities                           (2,804,509)       (1,794,090)             (1,458,977)
                                                                -----------------------------------------------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                      (637,602)       (1,442,265)             (1,857,004)
    Proceeds from sale of minority interest in subsidiary        1,450,000                 -                       -
    Costs incurred in sale of minority interest in subsidiay      (161,903)                -                       -
    Reimbursement of tooling costs                                       -           361,056                 456,222
    Additions to patent costs, net                                 (52,995)          (14,115)                (42,510)
    Discontinued operations - change in net assets                       -         3,540,579                 221,847
                                                                -----------------------------------------------------
Net cash provided by (used in) investing activities                597,500         2,445,255              (1,212,445)
                                                                -----------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from exercises of stock options and warrants          388,341            20,613               1,210,414
    Preferred stock issuance, net                                  881,394                 -                       -
    Repurchases of treasury stock                                        -        (1,217,569)                      -
    Proceeds from borrowings                                             -         1,996,341                 960,000
    Repayments of borrowings                                      (677,506)                -                       -
                                                                 ----------------------------------------------------
Net cash provided by financing activities                          592,229           799,385               2,170,414
                                                                 ----------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (1,614,780)        1,450,550                (501,008)
Cash and cash equivalents at beginning of period                 2,103,679           653,129               1,154,137
                                                                 ====================================================
Cash and cash equivalents at end of period                        $488,899        $2,103,679                $653,129
                                                                 ====================================================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Top Source Technologies, Inc. (the "Company") is focused on developing and commercializing state-of-the-art technologies for use in the transportation, industrial and numerous other markets. The Company has three wholly-owned subsidiaries: Top Source Automotive, Inc. ("TSA"), Top Source Instruments, Inc. ("TSI"), and ARCS Safety Seat, Inc. ("ARCS, Inc."). Top Source Oil Analysis, Inc. ("TSOI"), formerly named United Testing Group, Inc., ("UTG") was discontinued effective September 30, 1996 and is currently inactive.

The Company concentrates on two industry segments: automotive technology and oil analysis service. Within these two segments, the Company has three proprietary technologies: an Overhead Speaker System ("OHSS"); safety restraint technology ("ARCS"); and the On-Site Analyzer ("OSA") which is now in its second generation, ("OSA-II"). The OSA-II is a proprietary oil analysis instrument that combines two spectrometers in order to analyze both new or used oil in approximately five minutes at the end-user's site. The original on-site analyzer ("OSA-I") will be gradually replaced by the OSA-II during fiscal 1999. (See Note
2. Oil Analysis Service Segment)

Revenue is currently derived primarily from sales of the OHSS for both production line and dealership installed units and from TSI sales and leases of the OSA. (See Note 3. Sale of Top Source Automotive, Inc.)

Basis of Presentation - Certain 1997 and 1996 amounts have been reclassified to conform to the current year presentation.

Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition - The Company recognizes revenue from sales of its products (Automotive Technology segment) and sales and leases of OSA units at the time the products are shipped. Revenue from leased OSA units are recognized ratably over the lease term.

Inventories - Inventories are stated at the lower of cost or market and are valued by the first-in, first-out (FIFO) method.

Fair value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximates fair value.

Property and Equipment - Property and equipment are stated at cost. Repairs and maintenance costs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, or the lease term if shorter in the case of leasehold improvements, ranging from two to seven years. When property or equipment is retired or otherwise disposed of, the cost less related accumulated depreciation is removed from the accounts and the resulting gains or losses are included in other expense in the accompanying statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Manufacturing and Distribution Rights and Patents - These assets are valued at the lower of cost or net realizable value and are being amortized using the straight-line method over the terms of the agreements or life of the patents, ranging from 10 to 13 years.

Capitalized Database - The capitalized database relates to a portion of the cost in excess of the fair value related to the UTG acquisition, which was retained by TSI to support their OSA technology. The capitalized database is being amortized over 15 years using the straight-line method (see Note 8.). Subsequent to its acquisition, the Company continually evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful life of the capitalized database may warrant revision or that the remaining balance of the capitalized database may not be recoverable. When such factors, events or circumstances indicate that the capitalized database should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow generated from the TSI subsidiary over the remaining lives of the capitalized database in measuring its recoverability. See Note 8 for further discussion of recoverability of the capitalized database.

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

Comprehensive Income - For the years ended September 30, 1998, 1997 and 1996, there were no differences between net income and comprehensive income.

New Accounting Standards
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in fiscal years beginning after December 15, 1997. This statement establishes standards for the way public business enterprises report information about products, services, geographic areas and major customers. The Company will adopt SFAS No. 131 for fiscal year ending September 30, 1999. The adoption of SFAS No. 131 will not have a material impact on its financial position or results of operations.

Quarterly Information - The Company recorded an additional valuation allowance to reduce the deferred tax assets in the amounts of $355,000 and $1,365,000 during the fourth quarters of the fiscal years ended September 30, 1997 and 1996, respectively. (See Note 12. Income Taxes)

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require companies to record compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


2.    OIL ANALYSIS SERVICE SEGMENT

During 1998, revenues of the oil analysis service segment were approximately $393,000 (See Note 16. for further information on the oil analysis service segment). As of September 30, 1998, identifiable assets relating to this segment were approximately as follows:

                   Capitalized database, net             $2,073,000
                   Inventories                            1,141,000
                   Property and equipment, net              500,000
                   Accounts receivable                       57,000
                   Other assets                             173,000
                                                            -------
                                                         $3,944,000
                                                         ==========


During fiscal 1998 and as a result of the introduction of the OSA-IIs, the original OSA-I units and related inventory were deemed to be impaired and written off, although the OSA-Is will continue to generate minimal revenue in fiscal 1999. An impairment loss, in the amounts of $880,911 and $413,134, has been charged to operations and is included in "Write down of fixed assets" and "Cost of services", respectively, in the accompanying Consolidated Statements of Operations for the Year Ended September 30, 1998.

In fiscal 1997, the Company completed the restructuring of top management in the corporate and oil analysis service segments (see Note 17.). New management has devised a strategy to concentrate marketing activities to sell or lease OSA-IIs to approximately seven specific markets. Additionally, the Company has continued to have discussions with potential strategic partners who are interested in licensing the OSA-II technology for specific industry applications, both domestically and internationally.

The Company believes that its marketing efforts relating to the OSA-II will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain its marketing activities it could have a material adverse effect on the Company's financial condition and the carrying value of the above listed assets. The Company will continue to evaluate the success of the new marketing efforts as well as the carrying value of the related assets.

3.  SALE OF TOP SOURCE AUTOMOTIVE, INC.

On August 14, 1998, the Company executed a Definitive Asset Purchase Agreement ("Agreement") with NCT Audio Products Inc., (the "Buyer" or "NCT"), a subsidiary of the NCT Group, Inc. of Stamford, Connecticut (NASDAQ: "NCTI") to purchase substantially all of the assets and liabilities of TSA.

Under the terms and subject to the conditions of the Agreement, on the closing date (the "Closing" or the "Closing Date"), the Buyer agreed to purchase 100% of the assets (the "Assets") and assume substantially all of the liabilities of TSA for a minimum of $10,000,000. The purchase consideration of $10,000,000 consists of a non-refundable deposit of $1,450,000 paid to TSA on June 10, 1998 ("Step I"), $2,050,000, which was paid into escrow on July 30, 1998 and released to the Company (and became non-refundable) on December 15, 1998 as a result of an affirmative shareholder approval ("Step II") and the balance of $6,500,000 due at the Closing, which must occur by March 31, 1999 ("Step III"). Upon completion of Step III, the TSA sale will be accounted for as a discontinued operation. Additionally, under the terms of the Agreement, TSA could receive up to an aggregate of an additional $6,000,000 payable to the Company in cash expressly contingent upon the future earnings of the Buyer's subsidiary as defined under the Agreement, for the two-year period following the Closing.

-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    SALE OF TOP SOURCE AUTOMOTIVE, INC.  (Continued)


The consummation of the proposed transaction is subject to the satisfaction or waiver of certain conditions including the Buyer obtaining the necessary financing. As a result of the completion of Steps I and II of the transaction, the Buyer became a 20% owner of the Common Stock of TSA. If Step III of the transaction fails to close by December 31, 1998, the Buyer has a one week option to cancel its exclusive right to purchase the Assets of TSA and as consideration for such cancellation will receive an additional 15% of TSA Common Stock. If the transaction fails to close by March 31, 1999, the Company will be free to attempt to find another purchaser of TSA and the Buyer will be obligated to sell its TSA shares to any such purchaser on the same terms and conditions as the Company receives for its TSA Common Stock. (See Note 20. for Events Subsequent To The Date Of The Auditor's Report.)

If the Buyer fails to complete Step III of the transaction, the Company will not receive the final payment of $6,500,000. This may have an adverse effect on the Company's ability to finance the OSA-IIs discussed above, as well as have an adverse effect on the short-term financial condition of the Company.

In order to consummate the proposed transaction, the Company must pay in full its Credit Facility as defined, with NationsCredit Commercial Corporation
("Nations"). As of December 1, 1998, approximately $1,000,000 was owed to Nations. Upon payment of its Credit Facility, Nations will release the lien, which it holds on all of the assets of the Company, and thus effectively cancel the Credit Facility. (See Note 3.)


4. STATEMENTS OF CASH FLOWS

There were no significant non-cash investing or financing activities for the years ended September 30, 1998, 1997 and 1996.


5. INVENTORIES

Inventories consisted of the following at September 30, 1998 and 1997:

                                    1998                     1997

Raw materials                      $1,388,058              $820,821
Finished goods                        101,782                60,202
                                      -------                ------
                                   $1,489,840              $881,023
                                   ==========              ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1998 and 1997:

                                            Useful                                1998               1997
                                            Life (Years)
Equipment                                        2-7                         $   305,814        $   296,028
Computer equipment                               3-4                           1,318,684          1,141,000
On-Site Analyzers                                4-5                             316,214          2,184,464
Tooling                                          2                               288,307            305,273
Furniture and fixtures                           3-5                             315,199            309,694
Vehicles and delivery equipment                  3                                47,124            131,124
Leasehold improvements                           2-5                             172,411            155,924
                                                 - -                             -------            -------
                                                                               2,763,753          4,523,507
Less:  accumulated depreciation                                               (1,977,315)        (2,376,104)
                                                                              ----------         ----------
                                                                              $  786,438         $2,147,403
                                                                              ==========         ==========

Depreciation of tooling and production equipment incurred in manufacturing OHSS in the amount of $314,780 and $319,324 for the years ended September 30, 1998 and 1997, respectively, has been allocated to cost of sales as it directly relates to the products sold. During fiscal 1998 and as a result of the introduction of the OSA-IIs, the OSA-Is property and equipment were written down. (See Note 2. Oil Analysis Service Segment).

7. MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS

Manufacturing and distribution rights and patents consisted of the following at September 30, 1998 and 1997:

                                                           Useful
                                                         Life (Years)          1998          1997

Manufacturing rights                                          13           $   58,438       $58,438
Distribution rights                                           13              437,501       437,501
Patents                                                       10              311,205       258,209
                                                              --              -------       -------
                                                                              807,144       754,148
Less: accumulated amortization                                               (535,642)     (469,586)
                                                                             --------      --------
                                                                             $271,502      $284,562
                                                                             ========      ========


OHSS  (Overhead Speaker System)
The Company has the exclusive right to produce and sell Pelo Sound products in North, Central and South America and a non- exclusive right to produce and sell the products in all other areas of the world, excluding Europe. The value of these rights is being amortized over thirteen years, and have a remaining net book value of $13,211 at September 30, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

7. MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS


The Company has distribution rights acquired from B&R International Imports Corp. related to its OHSS. The net book value of these rights, which are being amortized over thirteen years, is $51,864 at September 30, 1998. The Company also has patents on the OHSS relating to improvements and perfections on the Overhead Speaker System. The value of these patents is being amortized over ten years and have a remaining net book value of $82,801 at September 30, 1998.

OSA  (On-Site Analyzer)
TSI has been granted five patents on unique technology critical to the operations of its On-Site Analyzer. The value of these patents is being amortized over ten years and have a remaining net book value of $64,917 at September 30, 1998.

ARCS (Acceleration Restraint Curve Safety Seat)
Over the past eight years the Company worked on developing a proprietary technology involving controlled seat motion that occurs at the instant of a frontal crash to help restrain vehicle occupants and assist automakers in meeting Federal passive restraint laws. The Company is unaware of any other moving seat technology that has been successfully tested by a major automobile manufacturer. In December 1996, the U.S. patent Office granted patent protection for ARCS technology. The value of the patents related to the ARCS Seat Safety Device is being amortized over ten years and have a remaining net book value of $58,709 at September 30, 1998.


8.  CAPITALIZED DATABASE

Capitalized database consisted of the following at September 30, 1998 and 1997:

                                         Useful
                                       Life (Years)    1998             1997

Capitalized database                       15       $3,162,500      $3,162,500
Less:  accumulated amortization                     (1,089,306)       (878,473)
                                                    ----------        --------
                                                    $2,073,194      $2,284,027
                                                    ==========      ==========


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

9.  DEBT

Notes payable at September 30, 1998 and 1997 are as follows:

                                               1998                  1997
Senior Subordinated convertible
notes, due June 2000,
bearing interest at 9%                    $3,020,000                $3,020,000
                                          ==========                ==========

On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management ("Mellon"), whereby the holders would purchase $3,020,000 nine percent (9%) Senior Subordinated convertible notes (the "Notes") from the Company maturing in June 2000. After June 9, 1996, the Notes could be prepaid by the Company without penalty and could be converted by the holders into fully registered shares of the Company's common stock at a conversion price of $10.00 per share. The Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to 1.0. As of September 30, 1998, the Company was not in compliance with the ratio. Subsequent to September 30, 1998, the Company restructured substantially all of the $3,020,000 Notes, which included a waiver of the debt to equity ratio for fiscal 1999 (See Note 20. Events Subsequent to the Date of The Auditor's Report).

On July 1, 1997, the Company entered into a three-year $5,000,000 asset-based financing agreement ("Credit Facility") with Nations Credit Commercial Corporation ("Nations"). This Credit Facility replaced the facility with First Union, which was canceled by the Company as a condition of the new Credit Facility. The Credit Facility, which is secured by substantially all of the assets of the Company enables it to borrow up to $5,000,000 based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of accounts receivable and 50% of inventory for TSA. The overall sublimit of borrowing against inventory is $1,500,000. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for fee calculation purposes. The Company's effective interest rate at September 30, 1998 factoring the interest earned on unused drawn funds was 12.1%. The initial maturity date is June 2000, but this date may be automatically extended for successive additional terms of three years each unless either party chooses to terminate. The outstanding balance on this Credit Facility was $1,318,835 at September 30, 1998. The unused available borrowings on this Credit Facility were $200,000 at the same date.

As part of the Credit Facility, Nations was granted outside of the stock option plans options to purchase 25,000 shares of the Company's common stock at a price of $1.50, which was equal to 105% of the fair market value of the Company's common stock at the date of the closing of the Credit Facility. The options vest 100% on July 1, 2000 and may be converted to stock appreciation rights after the third year upon the occurrence of an adverse event as defined in the Agreement. (See Note 14. Stock and Stock Option Plans.)

The Credit Facility calls for certain financial covenants that if not met would cause a default under the Agreement. As of September 30, 1998, the Company failed to meet the annual financial covenant relating to the amount of pre-tax operating loss for fiscal 1998, which states the Company's operating loss cannot exceed $2,000,000 in a fiscal year. Nations agreed to waive this covenant through the end of fiscal 1999, in return for the Company agreeing to pay a fee of $25,000 and agreeing to collaterally assign a $250,000 certificate of deposit to Nations. The Company must repay the Credit Facility in full upon completion of Step III of the sale TSA (See Note 3. Sale of Top Source Automotive, Inc.). Upon payment of the Credit Facility, Nations will release the lien, which it holds on all of the assets of the Company including TSA common stock and assets. Cash paid for interest on all debt for the years ended September 30, 1998, 1997 and 1996 was $664,142, $441,509, and $276,566, respectively.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


10. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases. Future minimum rental commitments under these leases are as follows:

         Fiscal Year Ending September 30:

         1999                385,222
         2000                343,224
         2001                202,149
         2002                 42,209


Total rental expense for continuing operations amounted to $371,869, $492,011, and $479,135 for the years ended September 30, 1998, 1997, and 1996, respectively.

The Company has commitments under certain employment agreements entered into with individuals in management positions. The base salary payments due under these agreements aggregate $450,000 and are payable during fiscal 1999.

The Company established a Retirement Salary Savings Plan (401(k)) (the "Plan") effective October 1, 1993. All employees employed on October 1, 1993 were eligible to join the Plan. Otherwise, they will be eligible to participate in the Plan if they have completed three months of service and have attained the age of 21. The enrollment dates are the first day of each quarter. The Company will match 25% of each dollar contributed by an employee to the Plan on the first 6% of the salary deferral, not to exceed 1 1/2% of the employee's total salary eligible under the Plan. The cost the Company incurred for matching employee contributions and administrative costs during fiscal 1998, 1997 and 1996 was $28,442, $41,637, and $55,521, respectively.

The Company has from time to time incurred expenses associated with litigation defense and payment of settlements or judgments in connection with its businesses. The Company believes that such litigation and other legal matters should not have a significant adverse effect on the Company's financial position or results of operations.

11. LOSS PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share" during fiscal 1998. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated by dividing income
(loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Convertible securities and common share equivalents have not been included in the computation of diluted loss per share in the accompanying statements of operations for fiscal l998, 1997, and 1996 as their impact would have been antidilutive.

For the years ended September 30, 1998, 1997 and 1996, the dilutive effect of equivalent shares related to stock options was 264,378, 554,802 and 1,465,253, respectively and was not included in the dilutive average common shares outstanding, as the effect would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
11. LOSS PER SHARE (Continued)

As discussed in Notes 14 and 20, the Company issued 300,000 warrants during fiscal 1998 and 675,000 warrants subsequent to year end at prices ranging from $.84 to $2.00. Additionally, subsequent to September 30, 1998 as discussed further in Note 20, a portion of the Company's Convertible Preferred Stock Series A was converted into 412,970 of the Company's Common Stock.

12. INCOME TAXES

The income tax expense for the years ended September 30, 1998, 1997 and 1996 of $58,801, $482,000, and $1,543,300 consists of state income taxes for the years 1998, 1997 and 1996 and the reversal of previously recorded deferred tax assets in 1997 and 1996.

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company has determined, based on expected future taxable income which can be predicted with reasonable certainty, that it is more likely than not that the net deferred tax assets at September 30, 1998 will not be realized before the expiration of the underlying net operating loss carry forwards which will begin expiring in 2002. Accordingly, a full valuation allowance has been recorded on the potential tax benefit generated from the operating loss carryforwards.

At September 30, 1998, the Company has net tax basis Federal operating loss carryforwards of approximately $37,000,000, which may be used to offset future taxable income, if any. The Company's net operating loss carryforwards expire between 2002 and 2018.

Cash paid for state income taxes for the years ended September 30, 1998, 1997 and 1996 was approximately $109,000, $124,000 and $140,000, respectively.

13.  RELATED PARTY TRANSACTIONS

In May 1997, the Company entered into an employment agreement ("Agreement") with the new President and Chief Executive Officer ("CEO") of the Company. The term of this Agreement is three years through May 21, 2000 ("Employment Period"). The Agreement provides for a base salary of $300,000 ("Annual Base Salary"). The CEO shall also be eligible to receive a cash bonus ("Performance Bonus") as described below for each successive period of four fiscal quarters (prorated for any partial period) during the Employment Period, as defined in the Agreement, in an amount of between zero and 100% of the Annual Base Salary. The Performance Bonus, if any, for each successive four-quarter period shall be paid within 60 days after the end of such period. The Performance Bonus shall consist of the following two components: (A) the first component of the Performance Bonus shall be an amount of between zero and 50% of the Annual Base Salary based on the Company meeting earnings per share targets of between $.01 and $.05 as defined in the Agreement. (B) The second component of the Performance Bonus shall be an amount of between zero and 50% of the Annual Base Salary based on the Company achieving approximately five performanced based targets for each period of four fiscal quarters during the Employment Period. As of September 30, 1997, no bonuses were paid. In June 1997, the Company was authorized by the Board of Directors to lend the CEO up to $30,000 evidenced by a three-year promissory note to the Company bearing interest of 9% . At September 30, 1998, the note receivable from officer balance with interest was $26,260. The accrued interest was paid in October 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------


13. RELATED PARTY TRANSACTIONS

The Earnings Per Share targets and five performance-based targets for each succeeding fourth-quarter period during the Employment Period shall be reset and established annually by the Compensation Committee at its sole and absolute discretion. The Compensation Committee shall notify the CEO promptly in writing upon its determination of such subsequent targets.

In addition to the payments provided above, on May 21, 1997, the Compensation Committee granted to the CEO, outside of the stock option plan as described in
Note 14. Stock and Stock Option Plans, options to purchase 500,000 shares of the Company's Common Stock, with the purchase price upon exercise of such options equal to $2.00 per share (i.e., the closing price of the Common Stock on the American Stock Exchange on the date of such grant). The options shall vest as follows: (a) 100,000 options will become exercisable on the first anniversary of the date of this Agreement; (b) 100,000 options will become exercisable on the second anniversary of the date of this Agreement; (c) 100,000 options will become exercisable on the third anniversary of the date of this Agreement; (d) 100,000 options will become exercisable when the closing price for the Company's common stock on the American Stock Exchange (or such other exchange or trading system that constitutes the primary trading market for the Company's common stock) is $7.00 per share or higher for 30 consecutive days; and (e) 100,000 options will become exercisable when the closing price for the Company's common stock on the American Stock Exchange (or such other exchange or trading system that constitutes the primary trading market for the Company's common stock) is $9.00 per share or higher for 30 consecutive trading days; provided, however, that the vesting of such options shall be accelerated in the event of a change in control.

By meeting certain performance targets for the period May 1997 through May 1998, the CEO was entitled to a $127,500 bonus through May 1998. In lieu of the cash bonus, the Compensation Committee agreed to issue the CEO 100,000 Options exercisable at $.875 per share, which was the fair market value of the Company's common stock at that time. Compensation expense of $6,759 for the vested options as of September 30, 1998 has been recorded in general and administrative expenses in the accompanying statement of operations utilizing the Black-Scholes Option Pricing Model in accordance with SFAS No. 123.

In fiscal 1993, Stuart Landow, the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company entered into an employment agreement ("Employment Agreement") with provided a base salary of $200,000 per year. Additionally, the Employment Agreement called for incentive compensation payments based upon the following: (1) revenue (at the rate of 1% of quarterly revenue, for quarterly revenue up to $6.25 million and descending downward to the rate of .75% of quarterly revenue if it was between $6.25 million to $12.5 million and .5% of quarterly revenue, if quarterly revenue was over $12.5 million), and (2) profitability (at the rate of 50% of the incentive amount based on revenue if net income was 8% of net sales, up to a rate of twice the incentive amount based on revenue if net income was 20% or greater) of the Company during the term, payable after the end of each of the Company's fiscal quarters according to specific formulas contained in the Employment Agreement. The incentive cash compensation expense for fiscal 1998, 1997 and 1996 was $92,760, $178,406 and $206,965, respectively.

In the event of termination without cause, or if Mr. Landow resigned for "Good Reason", as defined in the Employment Agreement, the Company was required to make 36 consecutive monthly payments equal to his base and incentive compensation. In addition, Mr. Landow was entitled to continue to receive medical, life and disability insurance coverage during the 36-month term.

As a result of the hiring of a new CEO, who replaced Mr. Landow as CEO in May 1997, a breach in the terms of the original Employment Agreement occurred, thus, Mr. Landow could have requested that the "Good Reason" clause of his contract be triggered effective July 1, 1997. This clause was waived by Mr. Landow with the approval of the Board of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------
13.  RELATED PARTY TRANSACTIONS (Continued)

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

In order to lessen the cash impact of the Employment Agreement, Mr. Landow and the Company agreed to a reduction of approximately $195,000 of the total compensation Mr. Landow was entitled to receive during the three-year period ending June 30, 2001 by reducing the 36-month term of the severance to 30 months. Mr. Landow agreed to raise the exercise price on 200,000 of his 600,000 options (all of which remain vested) from $2.06 to $3.56. In return for these modifications to the Employment Agreement, the Company agreed to extend the exercise period for all of Mr. Landow's 600,000 vested options from the original expiration date of July 1, 1999 to the new date of July 1, 2001.

Additionally, the modified Employment Agreement provides that Mr. Landow shall repay the Company approximately $105,000 he previously borrowed, together with 9% per annum interest over the 30-month term. The Company is deducting the monthly installments from Mr.
Landow's monthly severance compensation payments.

As a result of the triggering of the Good Reason clause of the Employment Agreement and the modifications, the Company recorded a one-time charge against earnings of $1,085,587, which is included in "Severance expense to former CEO" in the accompanying Consolidated Statement of Operations for the Year Ended September 30, 1998. This one-time charge was comprised of $918,507 in future severance payments and a non-cash charge of $167,080 which the Company was required to record due to the change in the stock option measurement date under SFAS No. 123 and the Black-Scholes Option Pricing Model.

14. STOCK AND STOCK OPTION PLANS

The "1990 Stock Plan", as amended, covers 3,300,000 shares of common stock and is intended to provide: (a) officers and other employees of the Company opportunities to purchase stock in the Company pursuant to options granted hereunder which qualify as incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended; (b) directors, officers, employees and consultants of the Company opportunities to purchase stock in the Company pursuant to options granted hereunder which do not qualify as ISO's ("Non-Qualified Options"); (c) directors, officers, employees and consultants of the Company awards of stock in the Company ("Awards"); (d) directors, officers, employees and consultants of the Company opportunities to make direct purchases of stock in the Company ("Purchases"); and (e) directors of the Company who are not employees of the Company with Non-Discretionary Options.

The 1990 Stock Plan is administered by a committee of four non-employee directors. The committee, subject to certain restrictions in the 1990 Stock Plan, has the authority to grant or issue, as applicable, ISOs, Non-Qualified Options, Awards, Purchases and Non-Discretionary Options. The committee also establishes exercise or issue prices, vesting schedules and expiration dates.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

14. STOCK AND STOCK OPTION PLANS  (Continued)

The Company's 1993 Stock Option Plan (the "1993 Plan") covers 1,500,000 shares of Common Stock. The 1993 Plan provides: (a) officers and other employees of the Company opportunities to purchase stock in the Company pursuant to options granted hereunder which qualify as ISOs; and (b) directors, officers, employees and consultants of the Company opportunities to purchase stock in the Company pursuant to Non-Qualified Options.

The 1993 Plan is administered by a committee of non-employee directors. The committee, subject to certain restrictions in the 1993 Plan, has the authority to (i) determine the employees of the Company to whom ISOs may be granted, and determine to whom Non-Qualified Options may be granted; (ii) determine the time or times at which Options may be granted; (iii) determine the exercise price of shares subject to Options; (iv) determine whether Options granted shall be ISOs or Non-Qualified Options; (v) determine the time or times when the Options shall become exercisable, the duration of the exercise period and when the Options shall vest; (vi) determine whether restrictions such as repurchase options are to be imposed on shares subject to Options and the nature of such restrictions, if any, and (vii) interpret the 1993 Plan and promulgate and rescind rules and regulations relating to it.

The 1993 Plan also provides for the automatic grant of 30,000 Non-Qualified Options to any director who is not an employee of the Company. These options vest in increments of 5,000 options per director every June 30 and December 31, provided that they are still serving as a director at that time. However, in the event any director resigns prior to full vesting, the Options will vest on a pro-rata basis.

The Company has issued the following Options and warrants to directors, officers, employees and consultants during 1998, 1997 and 1996. All of the following Options and warrants issued to employees, directors and officers were issued at the fair market value of the underlying stock at the date of grant; therefore, no compensation expense has been recognized. Options or warrants issued to consultants were charged to operations, determined by the Black-Scholes Option Pricing Model in accordance with SFAS No. 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


14. STOCK AND STOCK OPTION PLANS  (Continued)

                                   1998                                   1997                        1996

                                       WEIGHTED                             WEIGHTED                           WEIGHTED
                                        AVERAGE                              AVERAGE                           AVERAGE
                                        EXERCISE                            EXERCISE                           EXERCISE
                           OPTIONS       PRICE                  OPTIONS       PRICE           OPTIONS          PRICE


Outstanding,
beginning of year:
                            3,160,580        $2.66            2,681,314       $3.57              3,079,450      $2.85

Granted                     1,683,727        $1.79            1,148,257       $2.12                514,572      $6.66

Expiration Dates    01/12/2002-09/01/2008                 11/11/2006-9/25/2007            10/24/2005-6/30/2006

Exercised                   (549,700)        $.71              (15,000)       $1.37              (715,000)      $1.77

Expired or
Canceled                  (1,028,735)        $3.33            (653,991)       $5.50              (197,708)      $6.78
                          ----------                           --------                           --------

Outstanding,   end
of year:                    3,265,872        $2.34            3,160,580       $2.66              2,681,314      $3.57
                            =========                         =========                          =========

Exercisable,   end
of year:                    1,802,234        $2.94            2,089,163       $2.85              1,969,226      $2.76
                            =========                         =========                          =========

Weighted-average
fair value of
options granted
during the year                  $.98                             $1.46                              $5.49
                                 ====                             =====                              =====


Available for
grant, end of                 114,369
                              =======
year:

Included in the above table at September 30, 1998 are 675,000 outstanding options which were granted outside of the Stock Option Plans during fiscal 1998 and 1997 with a weighted average price of $1.86, and $1.95, respectively. Also, included in the above table are 300,000 warrants, which were granted during fiscal 1998 at prices ranging from $1.10 - $2.00.

Subsequent to September 30, 1998, the Company issued 675,000 warrants to purchase the Company's common stock. The warrants were granted at prices ranging from $.84 - $1.94. (See Note 20. Events Subsequent To The Date of The Auditor's Report.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

14. STOCK AND STOCK OPTION PLANS  (Continued)


Information about stock options in various price ranges at September 30, 1998 follows:



                                OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
-----------------------------------------------------------------------------   ---------------------------------------------
                                                Weighted-Average
                                                    Remaining
                                                Contractual Life       Weighted-Average
                                 Outstanding           (Years)              Exercise         Exercisable     Weighted-Average
         Range of                   as of                                     Price              as of         Exercise Price
      Exercise Prices              09/30/98                                                 09/30/98

        $0.00  -     $1.00            500,800          6.3                     $0.79            100,300             $0.53
        $1.01  -     $2.00          1,591,138          8.8                     $1.65            577,167             $1.72
        $2.01  -     $3.00            574,820          5.5                     $2.23            530,653             $2.18
        $3.01  -     $5.00            295,000          8.0                     $3.47            295,000             $3.47
        $5.01  -     $8.00            274,114          6.4                     $6.71            269,114             $6.71
        $8.01  -    $10.00             30,000          5.4                     $8.75             30,000             $8.75
                                      ------                                                    ------
                                    3,265,872          7.4                     $2.34          1,802,234             $2.94
                                    =========                                                 =========

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its Stock Option Plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, the Company's net loss and loss per share would have increased accordingly. Using the Black-Scholes Option Pricing Model for all options granted after October 1, 1995, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

                                                          1998                  1997                    1996
Pro forma net                                        $(6,577,819)           $(3,619,598)           $(6,839,341)
loss
Pro forma basic and diluted net loss per share           (.23)                  (.13)                  (.24)
Expected life (years)                                      7                      7                      7
Risk-Free interest rate                                  5.67%                  6.51%                  6.08%
Expected volatility                                       86%                    81%                    81%
Quarterly dividend                                        none                   none                   none

Because SFAS No. 123 method of accounting has not been applied to options granted prior to October 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

On November 12, 1996, the Company announced that it put into effect a stock repurchase plan to repurchase up to 400,000 shares of its common stock. From November 12, 1996 through April 22, 1997, the Company repurchased 378,700 shares at an average purchase price of $3.21 per share. The Company anticipates no further stock repurchases for the immediate future, and is restricted from doing so under the terms of its NationsCredit Agreement. (See Note 9. Debt)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

15.  CONCENTRATION OF CREDIT RISK

In fiscal 1998, the majority of the Company's overall revenue was derived in the automotive technology segment from one customer, an OEM, which accounted for 95% of the total business activity. That same customer accounted for 97% and 99% of net sales in both 1997 and 1996. As of September 30, 1998, the Company's receivable balance from this OEM customer was approximately $1,598,611. The majority of this receivable was subsequently collected. The loss of this customer would have a material adverse effect on the Company. Export sales in 1998, 1997 and 1996 were insignificant.

16. SEGMENT INFORMATION

The Company currently classifies its operations into the following segments: (1) Automotive Technology which primarily consists of the OHSS, and (2) Oil Analysis Service which primarily consists of TSI operations. Items below exclude amounts from UTG operations. Corporate and other includes general corporate assets consisting primarily of cash and cash equivalents, property and equipment, deferred income tax assets, and corporate expenses. The material components of corporate general and administrative expenses are salaries and benefits; travel and entertainment; consulting; and proxy, printing and transfer costs. In fiscal 1998, 1997 and 1996, corporate expenses (salaries, benefits and general and administrative expenses) have been allocated to the segments. Financial information about the Company's operations by segments for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                  Automotive     Oil Analysis      Corporate
                                  Technology        Service        and Other       Consolidated
     Revenue:
              1998                  $10,815,205   $     392,653        $ -           $  11,207,858

              1997                  $16,580,270   $     403,853        $ -           $  16,984,123

              1996                  $16,102,523   $      44,001        $ -           $  16,146,524


Operating Income
(Loss):
              1998                 $  1,071,657   $ (5,571,947)    $ (1,353,736)   $  (5,854,026)
              1997                 $  3,091,161   $ (4,203,111)    $ (1,486,510)   $  (2,598,460)
              1996                 $  3,093,833   $ (4,605,624)    $ (1,544,428)   $  (3,056,219)

Depreciation and
Amortization:
              1998                $      68,850   $     727,812    $     126,158    $     922,820
              1997                $      76,573   $     917,820    $     117,078    $   1,111,471
              1996                $      94,080   $     701,510    $     135,973    $     931,563

Identifiable
Assets:
              1998                $   2,432,786    $  3,943,553    $     896,756    $   7,273,095
              1997                $   3,679,544    $  4,783,365    $   2,892,121    $  11,355,030
              1996                $   4,952,795    $  2,555,431    $   4,666,022    $  12,174,248

Capital
Expenditures:
              1998                $      62,385    $    560,408    $      14,809    $     637,602
              1997                $     357,940    $  1,055,572    $      28,753    $   1,442,265
              1996                $     516,968    $  1,190,629    $     149,407    $   1,857,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------

17.  RESTRUCTURING

On September 12, 1996, the Board of Directors approved a restructuring plan, which included the restructuring of management, relocating the TSI office and laboratories as well as certain personnel. The Company recorded $725,000 of restructuring charges in fiscal 1996, which consisted primarily of severance costs, lease cancellation costs and other expenses that have no future benefit. As of September 30, 1997, all of these restructuring costs had been paid.

During July 1997, the Company undertook and substantially completed another restructuring. During this time period, the Company closed its New York investor relations office, consolidated its Top Source Instruments operations in Farmington Hills, Michigan into its Top Source Automotive facility in Troy, Michigan and reduced its personnel in July 1997 by approximately one-third from 78 employees to 54 employees. The Company believes that these reductions will not have an adverse impact on its sales, marketing and administrative capabilities. This restructuring resulted in a one-time charge to earnings in the fourth quarter of fiscal 1997 of approximately $416,000, which primarily consisted of severance of $350,000 and facilities of $66,000. As of September 30, 1998, substantially all of these restructuring costs have been paid.

18.   DISCONTINUED OPERATIONS

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

The net loss of UTG for the year ended September 30, 1996 is included in the consolidated statement of operations under "discontinued operations." Revenue from such operations for the year ended September 30, 1996 was $4,549,944 and was not included in service revenue in the accompanying consolidated statements of operations.

19.  PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK

In May 1998, the Company completed the sale in a private offering to two foreign investors of 1,000 shares of Series A Convertible Preferred Stock ("Series A Preferred ") with a liquidation value of $1,000 per share and a par value of $.10 per share. This funding was comprised of $1,000,000 in Series A Preferred, less placement and legal fees, yielding $881,394 in net proceeds to the Company. This Series A Preferred pays an annual dividend of 5% in cash or common stock. The Company issued an aggregate of 42,626 shares of common stock for payment of the dividend due on the Series A Preferred through September 30, 1998.

The holders of Series A Preferred had the right to convert each share of Series A Preferred into a number of shares of common stock in whole or in part cumulatively as follows: 25% on August 8, 1998, 25% on September 8, 1998, 25% on October 8, 1998 and 25% November 8, 1998. The conversion price would be the lesser of $1.10 or 85% of the five-day average closing bid price of the shares of the Company prior to conversion, decreasing to 83% for conversion after 120 days and 80% for conversion after 150 days. The Company can redeem the Series A Preferred, at any time, in whole or in part at 120% of the purchase price of the Series A Preferred plus all accrued and unpaid dividends. The intrinsic value of the above described beneficial conversion feature of ($250,000) has been recognized as an increase in additional paid-in-capital and a decrease in Series A Preferred. This beneficial conversion feature is being amortized as an embedded Series A Preferred dividend through November 8, 1998 (the date on which all the stock may be converted into Common Stock ).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------

19.  PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK   (continued)

As part of the transaction, the foreign investors and the placement agent received a total of 250,000 three-year warrants exercisable at $1.10, of which 100,000 warrants were fully vested upon funding and the remaining 150,000 warrants vested upon the redemption on November 13, 1998. 100,000 fully vested warrants have been valued at $108,979 utilizing the Black-Scholes Option Pricing Model in accordance with SFAS No. 123 as of September 30, 1998 and the remaining warrants will be valued in the first quarter of fiscal 1999. The value of these warrants have been deducted from amounts available to common stockholders for the purposes of calculating loss per share. As a requirement of the Subscription Agreement, the Company has filed a Registration Statement with the Securities and Exchange Commission covering the future sale of common stock underlying the Series A Preferred and warrants. (See Note 20. Events Subsequent To The Date Of The Auditor's Report, regarding subsequent redemption of Preferred Stock.)


20. EVENTS SUBSEQUENT TO THE DATE OF THE AUDITOR'S REPORT

On November 17, 1998, the Company sold $3,500,000 of its Series B Convertible Preferred Stock ("Series B Preferred") to two trusts in which Mr. G. Jeff Mennen, a director of the Company, is one of the co-trustees and sole trustee, respectively, and the beneficiaries are members of Mr. Mennen's immediate family (the "Mennen Trusts"). The Series B Preferred is convertible on or after November 1, 1999 into a number of shares of common stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 85% of the closing bid price of the common stock on the previous trading day (the "Conversion Price"). The Company has the option to redeem the Series B Preferred at 110% of Stated Value plus accrued dividends at any time before May 1, 1999, and at a price of 115% of Stated Value plus accrued dividends commencing on May 1, 1999 and expiring on October 27, 1999. The Series B Preferred pays a dividend of 9% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of: (A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause (A). As additional consideration, the Company issued to the Mennen Trust 350,000 warrants to purchase the Company's common stock exercisable over a 10-year period at a price of $1.94 per share (which is equivalent to $1.00 above the closing price on the day of consummation of the Series B Preferred sale transaction). Additionally, if the Series B Preferred has not been redeemed or converted into common stock on or before May 1, 1999 (which conversion requires the Company's consent), the Company shall issue to the Mennen Trust an additional 50,000 10-year warrants exercisable at a price of $.50 per share above the closing price of the Company's common stock on April 30, 1999. Not later than November 30, 1999, the Company has agreed to file a registration statement to cover the public sale of the shares of common stock issuable on conversion of the Series B Preferred and exercise of the warrants. The Company consummated this transaction after diligently and actively seeking alternative financing sources and concluding that the proposal was superior to competing offers available in strict arms-length transactions. The Board of Directors voted unanimously to approve the sale of the Series B Preferred with Mr. Mennen abstaining.

On November 8, 1998, the Company redeemed one-half or $500,000 Stated Value of the existing Series A Preferred by paying the holders an aggregate purchase price of $600,000. The holders also agreed not to convert $350,000 Stated Value of Series A Preferred until after March 31, 1999 (and the Company retained the right to redeem $350,000 Stated Value of Series A Preferred Stock at a 20% premium above Stated Value at any time on or before March 31, 1999). The remaining $150,000 Stated Value of Series A Preferred was converted into an aggregate of 412,970 shares of common stock (including accrued dividends) in accordance with the terms of the Series A Preferred. As consideration for the delay in converting $350,000 Stated Value of the Series A Preferred, the Company issued to the two holders thereof, five-year warrants to purchase an aggregate of 25,000 share of common stock exercisable at $.8937 per share commencing in April 1999.

During December 1998, the Company restructured substantially all of its outstanding $3,020,000 of Senior Subordinated Convertible Notes (the "Notes"). With a portion of the proceeds from the Series B Preferred, the Company prepaid an aggregate of $745,000 principal amount of Notes for $496,617 resulting in a savings of $248,383 in principal amount (not including future debt service costs). In connection with the discounting of these Notes, the Company issued to the noteholders warrants to purchase an aggregate of 248,383 shares of the Company's common stock exercisable over a five-year period at $1.78 per share. The Company has agreed to register the shares of common stock issuable upon exercise of the warrants. In addition, on December 15, 1998 concurrent with the approval of the sale of TSA Assets by the Company's stockholders, the remaining $2,275,000 of noteholders agreed to redeem $1,568,000 principal amount of the notes (at the rate of .70 per $1,000), which was paid with a portion of Series B Preferred, leaving $707,000 of principal outstanding due June 2000. In connection with this redemption, the noteholders agreed to reduce the interest rate from 9% to 5% and reduce the conversion price on the remaining 30% Note balance from $10.00 per share to $2.00 per share. In connection with the repayment of the Notes, a waiver of certain restrictive provisions of the Note Purchase Agreement, including the requirement that the Company maintain a 1.5 to 1 debt to equity ratio, was received (through and including September 30, 1999).

As discussed above, the issuance of the Series B Preferred, redemption of one-half of the Series A Preferred, and the restructuring of the Notes all include the issuance of common stock warrants. The value of these warrants utilizing the Black-Scholes Option Pricing Model in accordance with SFAS No. 123 is approximately $286,000 and will be recorded by the Company during the first quarter of fiscal year 1999.

Additionally, in connection with the issuance of the Series B Preferred Stock, the conversion feature calls for a 15% discount. The intrinsic value of the conversion feature of the Series B Preferred is approximately $618,000 and will be amortized as a reduction of income to common shareholders in the statement of operations in fiscal 1999 over the earliest conversion date of the Series B or (November 1, 1999).

On January 7, 1999, as further discussed in Note 3., the Buyer of TSA's Assets, by virtue of not exercising its right to receive an additional 15% minority stake in TSA maintained its exclusive right to complete the remainder of the transaction by March 31, 1999. As a result, the Buyer will remain as a 20% minority owner of TSA unless Step III of the transaction is completed.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE


         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         Incorporated by reference from the Proxy Statement, for the Annual Meeting of Stockholders to be held on May 18, 1999 section entitled "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION
         Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on May 18, 1999, section entitled "Executive Officer Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on May 18, 1999, section entitled "Voting Securities and Principal Holders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Incorporated by reference from the Proxy Statement, for the annual meeting of stockholders to be held on May 18, 1999, section entitled "Related Party Transactions".


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                         Page

(a)      (1) Financial Statements.(See Item 8. of Form 10-K)............. 16

(a)      (2)  Financial Statement Schedules required to be filed.
              Schedule II - Valuation and Qualifying Accounts............ 42

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                       (Continued)

                  All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(a)       (3)  Exhibits

                                                                                                                         Page
--------- ------------------------------------------------------------------------------------------------------------ -------
3.0       Amended and Restated Certificate of Incorporation                                                                 1
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
3.1       Amendment to Certificate of Incorporation                                                                         8
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
3.2       Bylaws of Registrant                                                                                              2
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
3.3       Amendment to Bylaws of Registrant                                                                                 8
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
3.4       Amendment to the Amended and Restated Certificate of Incorporation                                                6
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
4.0       1990 Stock Plan                                                                                                   3
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
4.1       1993 Stock Option Plan                                                                                            6
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.1      First Amendment to Lease of On-Site Analysis, Inc., Atlanta, Georgia                                              6
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.2      Shareholder Rights Plan                                                                                           5
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.3      Note Purchase  Agreement dated as of June 9, 1995 Regarding 9% Senior  Subordinated  Convertible  Notes Due       7
          June 9, 2000 by and among Top Source Technologies, Inc. Purchasers and Ganz Capital Management, Inc.
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.4      First Amendment to Shareholder Rights Plan                                                                        8
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.5      Second Amendment to Shareholder Rights Plan                                                                       9
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.6      Lease Agreement dated February 10, 1995 for Michigan facility, Troy, MI                                          10
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.7      Employment Agreement of David Natan                                                                              11
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.8      Lease of Office Space dated December 20, 1995 of Top Source Technologies, Inc., Palm Beach Gardens, FL           12
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.9      Asset Purchase Agreement between Top Source Technologies,  Inc., Conam Inspection,  Inc. and United Testing      13
          Group, Inc. dated  October 30, 1996
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.10     NationsCredit Agreement dated July 1, 1997                                                                       15
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.11     Employment Agreement of William C. Willis, Jr.                                                                   16
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.12      Series A 5% Convertible Preferred Stock and Warrants of Top Source Technologies, Inc.                           17
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.13     Thermo Jarrell Ash Corporation Agreement                                                                         17
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.14     Asset  Purchase  Agreement by and among Top Source  Technologies,  Inc., Top Source  Automotive,  Inc., NCT      18
          Audio Products, Inc. and Noise Cancellation Technologies, Inc.
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.15     Amendment to Stuart Landow's Employment  Agreement                                                               18
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.16     Amendment to Asset Purchase  Agreement by and among Top Source  Technologies,  Inc., Top Source Automotive,      19
          Inc., NCT Audio Products,  Inc. and Noise Cancellation  Technologies,  Inc. - Appendix A-I dated October 7,
          1998
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.17     Amendment to NationsCredit Agreement dated November 11, 1998                                                     20
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.18     Amendment to Series A 5% Convertible  Preferred Stock issued to Excalibur  Limited  Partnership and Gundyco      20
          in Trust
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.19     Amendment to Second  Certificate  of  Designation  of Rights and  Preferences  of the Series A  Convertible      20
          Preferred Stock of Top Source Technologies, Inc.
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.20     Third  Certificate  of  Designation  of Top Source  Technologies,  Inc.  Series B  Convertible,  Redeemable      20
          Preferred Stock
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.21     Amendment  to  Note  Purchase  Agreement  dated  as of June  9,m  1995  regarding  9%  Senior  Subordinated      20
          Convertible Notes Due June 9, 2000
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.22     Amended Stock Purchase  Agreement  dated December 23, 1998, by and among Top Source  Technologies,  Inc. G.      20
          Jeff Mennen and Wilmington Trust Co.
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.23     Second  Certificate of  Designation  of Top Source  Technologies,  Inc.  Series B  Convertible,  Redeemable      20
          Preferred Stock
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
27.0      Financial Data Schedule                                                                                          20
--------- ------------------------------------------------------------------------------------------------------------ -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              (Continued)



(b)      Reports on Form 8-K
           There were no reports filed on Form 8-K for the quarter ended September 30, 1998.


Exhibit Index


------- ---------------------------------------------------------------
1       Contained in the Form 8-A dated July 10, 1993.
------- ---------------------------------------------------------------
------- ---------------------------------------------------------------
2       Contained in the  documents  previously  filed with the  Securities and
        Exchange Commission in conjunction with the Form 8-B on 11/16/92.

------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
3       Contained in the  documents  previously  filed with the  Securities  and
        Exchange Commission in conjunction with the 12/31/90 Form 10-K.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
4 Contained as an exhibit to the Proxy Statement dated January 11, 1994.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
5 Contained in Form 8-K dated January 5, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
6       Contained in the documents filed with the Securities and Exchange  Commission in conjunction  with the 9/30/94
        Form 10-K.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
7       Contained in documents filed with the Securities and Exchange Commission in conjunction with the 6/30/95 Form 10-Q.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
8       Contained in the Form 8-A/A No. 1 dated July 17, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
9       Contained in the Form 8-A/A No. 2 dated December 5, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
10      Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed May 4, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
11      Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed September 27, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
12      Contained in documents filed with the Securities and Exchange Commission in conjunction with the September 30, 1995 Form 10-K.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
13 Contained in the Form 8-K dated November 12, 1996.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
14      Contained in documents filed with the Securities and Exchange Commission in conjunction with September 30, 1996 Form 10-K/A No. 1.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
15      Contained in documents filed with the Securities and Exchange Commission in conjunction with the June 30, 1997 Form 10-Q.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
16      Contained in documents filed with the Securities and Exchange Commission in conjunction with September 30, 1997 Form 10-K/A No. 3.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
17      Contained in documents filed with the Securities and Exchange Commission in conjunction with the March 31, 1998 Form 10Q/A No. 1.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
18      Contained in documents filed with the Securities and Exchange Commission in conjunction with the June 30, 1998 Form 10-Q.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
19      Contained as an exhibit to the November 6, 1998 Proxy Statement.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
20      Attached herewith.
------- ---------------------------------------------------------------------------------------------------------------



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

================================= ----------------- ------------- ---------------------- ---------------- ===============
                                  Balance at        Charged to                                              Balance at
                                  Beginning of      Costs and     Additions  Chaged      Deductions       End of Period
          Description             Period            Expenses      to Other Accounts

================================= ----------------- ------------- ---------------------- ---------------- ===============
Deducted from Accounts
Receivable - Allowance for
Doubtful Accounts
================================= ----------------- ------------- ---------------------- ---------------- ===============
Year Ended Sept. 30, 1998              $     -          $ -                $ -                  $              $ -
                                                                                         -
================================= ----------------- ------------- ---------------------- ---------------- ===============
Year Ended Sept. 30, 1997             $ 83,650          $ -                $ -                                 $ -
                                                                                         ($83,650)
--------------------------------- ----------------- ------------- ---------------------- ---------------- ===============
Year Ended Sept. 30, 1996             $145,703          $ -                $ -             ( $62,053)        $ 83,650
--------------------------------- ----------------- ------------- ---------------------- ---------------- ===============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registrant's report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TOP SOURCE TECHNOLOGIES, INC.

                              By: \s\William C. Willis, Jr.
                                   William C. Willis, Jr., Chairman,
                                   President and Chief Executive Officer


                               By: \s\David Natan
                                   David Natan
                                   Vice President, Chief Financial Officer
                                   and Secretary
                                   (Principal Financial and Accounting Officer)
 Dated:
January 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                             DATE

\s\ William C. Willis, Jr.      Chairman, President and       January  13, 1999
William C. Willis, Jr.          Chief Executive Officer

\s\ Ronald P. Burd              Director                      January  13, 1999
Ronald P. Burd

\s\ G. Jeff Mennen              Director                      January  13, 1999
G. Jeff Mennen

\s\ David Natan                 Director                      January  13, 1999
David Natan

\s\ L. Kerry Vickar             Director                      January  13, 1999
L. Kerry Vickar