Form 10-K/A
period 1998-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1999-01-28
CIK 800055

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

                       Documents Incorporated by Reference

Location in Form 10-K/A No. 1              Incorporated Document
Part III-Items 10, 11, & 12                Definitive Proxy Statement in
                                           connection with its Annual
                                           Meeting of Stockholders
                                           to be held on May 18, 1999

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

Significant Customer Information
During 1998, approximately 95% of the Company's revenue was derived from OHSS sales to Chrysler Corporation. (See Item 8 - Financial Statements and Supplementary Data, Note 18 - Discontinued Operations.) For significant customer information see Item 8. - Financial Statements and Supplementary Data, Note 15 Concentration of Credit Risk.

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

                                              TOP SOURCE TECHNOLOGIES, INC.
                                             ANNUAL REPORT ON FORM 10-K/A No.1

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

                                                                          19

                          TOP SOURCE TECHNOLOGIES, INC.
                       ANNUAL REPORT ON FORM 10-K/A No. 1

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

                                                                       TOP SOURCE TECHNOLOGIES, INC.
                                                                    ANNUAL REPORT ON FORM 10-K/A No. 1

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

                                        TOP SOURCE TECHNOLOGIES, INC.
                                         ANNUAL REPORT ON FORM 10-K/A No. 1

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
                                                                             ========      ========


OHSS  (Overhead Speaker System)
The Company has the exclusive right to produce and sell Pelo Sound products in North, Central and South America and a non- exclusive right to produce and sell the products in all other areas of the world, excluding Europe. The value of these rights is being amortized over thirteen years, and have a remaining net book value of $13,211 at September 30, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE


         None

                                    PART III




ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                                    BOARD OF DIRECTORS

The business of the Company is managed under the direction of the Board of Directors ("Board"). It has responsibility for establishing broad corporate policies and for the overall performance of the Company. It is not, however, involved in the operating details on a day-to-day basis. The Board is kept advised of the Company's business through regular written communications and discussions with management.

The Company has a classified Board, which provides for three classes of directors each of which serves a three-year term. One class is elected each year. Two directors were elected at the 1998 Annual Meeting and the persons elected will hold office until their terms expire in the year 2001 and until their successors have been elected and qualified. Two directors are up for election at the 1999 Annual Meeting. The Company's by-laws provide that the Board shall consist of no less than three and no more than nine members, with the actual number to be established by resolution of the Board. The current Board has by resolution established the number of directors at seven. There are currently two vacancies on the Board. The Company does not intend to fill them at this time.


                                                Current Board of Directors

------------------------------- -------- ---------------------------------------- --------- ---------- ------------- ---------
             NAME                 AGE             POSITION WITH COMPANY            SINCE      TERM        ENDING      CLASS
             ----                 ---             ---------------------            -----      ----        ------      -----
------------------------------- -------- ---------------------------------------- --------- ---------- ------------- ---------
William C. Willis, Jr.(1)(2)      47     President, Chief Executive Officer and     1997      Three        2001         A
                                         Chairman of the Board of Directors                   Year
------------------------------- -------- ---------------------------------------- --------- ---------- ------------- ---------
David Natan                       45     Vice President, Chief Financial            1995      Three        1999         B
                                         Officer, Secretary and Director                      Years
------------------------------- -------- ---------------------------------------- --------- ---------- ------------- ---------
Ronald P. Burd(3)                 52     Director                                   1992      Three        1999         B
                                                                                              Years
------------------------------- -------- ---------------------------------------- --------- ---------- ------------- ---------
G. Jeff Mennen(1)(2)              59     Director                                   1997       Two         2000         C
                                                                                              Years
------------------------------- -------- ---------------------------------------- --------- ---------- ------------- ---------
L. Kerry Vickar(1)(2)(3)          42     Director                                   1998      Three        2001         A
                                                                                              Year
------------------------------- -------- ---------------------------------------- --------- ---------- ------------- ---------

(1)      Member of the Nominating Committee
(2)      Member of the Compensation Committee.
(3)      Member of the Audit Committee.

WILLIAM C. WILLIS, JR. - Mr. Willis has been President, Chief Executive Officer and a member of the Board since May 1997. Since July 1, 1998, Mr. Willis has served as Chairman of the Board. As President and Chief Executive Officer of the Company, Mr. Willis is responsible for the overall management of the business, with an emphasis on business strategy and long-term planning. Mr. Willis also actively supervised the marketing of the Company's OSAs and currently actively supervises the marketing of the Company's OSA-IIs. Prior to joining the Company, Mr. Willis was Chairman of Willis & Associates, a management consulting firm assisting small and medium sized technology, health care and consumer products companies. From 1994 to 1995, Mr. Willis was President and Chief Operating Officer of MBf USA, Inc., a marketer and distributor of latex products whose Common Stock is traded on NASDAQ. From 1990 to 1994, Mr. Willis was President and Chief Executive Officer of Insituform Technologies, Inc., a state of the art provider of technologies for the reconstruction of pipelines and infrastructure. From 1985 to 1990, Mr. Willis was President of The Paper Art Company, Inc., a subsidiary of The Mennen Company.

DAVID NATAN - Was appointed a director of the Company on April 16, 1998 in order to fill a vacancy. Currently, Mr. Natan, a CPA, has been Vice President and Chief Financial Officer of the Company since June 1995 and Secretary from August 1997. Mr. Natan previously served on the Company's Board from June 1995 to January 1997. Mr. Natan brings nearly 20 years of management and analytical experience to his responsibilities. Prior to joining the Company, from November 1992 through June 1995, Mr. Natan was Chief Financial Officer of MBf USA, Inc., which is a NASDAQ listed subsidiary of MBf Holdings Berhad, a multi-national conglomerate. From August 1987 through October 1992, Mr. Natan was Treasurer and Controller for Jewelmasters, Inc., an AMEX listed company. Since January 1996, Mr. Natan has been a director of IMX Corporation, a distributor pharmaceutical products who's Common Stock trades on the Bulletin Board.

Greg Brown - Mr. Brown has been Vice President Marketing and Sales since September 1998 and is responsible for all direct sales of the Company's patented technologies as well as for the development of corporate partnership programs. Prior to joining the Company, from September 1996 to September 1998, Mr. Brown was Vice President of Marketing and Sales for Boston Advanced Technologies where he developed the Latin American, European and Far Eastern markets. From March 1993 to August 1996, Mr. Brown was Sales and Service Manager for Perkin-Elmer Corporation. From June 1992 to March 1993, Mr. Brown was the National Sales Manager at UOP Guided Wave, where he established national account status for DuPont, Dow, and Ashland Chemical, assisted in market development for Plastic Extrusions, Polymers and Refineries and introduced the sale of value added model calibrations with analyzer packages. From July 1990 to June 1992, Mr. Brown was Sales Manager at LT Industries where he hired and directed field sales and representatives for laboratory and process analyzers, including NIR and UV/VIS products. He received his Bachelor of Science at the University of Massachusetts.



Other Board Members

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


G. JEFF MENNEN - Mr. Mennen was appointed a director of the Company in October 1997. Currently, Mr. Mennen is President of Peak Management, a consulting firm which he founded in 1989. Also, Mr. Mennen is a Managing Partner of TMF Investment Holdings, a family investment firm. From 1981 until 1992, Mr. Mennen was Vice Chairman of The Mennen Company where he served until that company was sold to Colgate-Palmolive. From 1977 until 1981, Mr. Mennen was President of Mennen International. Mr. Mennen is a director of Corbin, Ltd. and MBf USA, Inc.


L. KERRY VICKAR - Mr. Vickar was appointed a director of the Company in January 1998. Mr. Vickar has a Bachelor of Law degree from the University of Manitoba and has extensive experience with divestitures, acquisitions, operations and financial re-structuring. Currently, Mr. Vickar is Chairman and Chief Executive Officer of Vickar Industries LLC, which recently acquired two printing companies. In 1994, Mr. Vickar negotiated the sale of Gravure International Corp. to ACX Technologies, Inc., where he remained until 1995 as Executive Vice President and Chief Operating Officer of Flexible Division of Graphic Packaging (a subsidiary of ACX Technologies, Inc.). From 1983 through 1994, Mr. Vickar held various positions, including President and Chief Operating Officer with Gravure International Corp.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth certain summary information concerning the compensation awarded to, earned by, or paid to the Chief Executive Officer and the other most highly compensated current executive officers of the Company whose combined salary and bonus for the fiscal year ended September 30, 1998 exceeded $100,000 (collectively, the "Named Executive Officers") for the years indicated.

                                                SUMMARY COMPENSATION TABLE

------------------------- --------------------------------------------------- ----------------------------- ------------------
                                         Annual Compensation                     Long-Term Compensation
                                                                                         Awards
------------------------- ------- -------------- ----------- ---------------- ------------ ---------------- ------------------
          (a)              (b)         (c)          (d)            (e)            (f)            (g)               (i)
------------------------- ------- -------------- ----------- ---------------- ------------ ---------------- ------------------
                                                                                             Securities
                                                                              Restricted     Underlying
   Name and Principal                                         Other Annual       Stock       Option/SARs        All Other
        Position           Year      Salary        Bonus      Compensation     Award(s)          (#)          Compensation
                                       ($)          ($)          ($) (1)          ($)                            ($) (2)
------------------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS
------------------------- ------- -------------- ----------- ---------------- ------------ ---------------- ------------------
William C. Willis, Jr.     1998   $303,750           $0          $12,000          $0           100,000           $11,543
Chairman of the Board,     1997   $109,231(3)        $0          $4,369           $0           500,000                $569
President                  1996      N/A            N/A            N/A            N/A            N/A                 N/A
and Chief Executive
Officer
------------------------- ------- -------------- ----------- ---------------- ------------ ---------------- ------------------
David Natan
Vice President and         1998     $126,667         $0          $12,000          $0           100,000           $6,117
Chief Financial            1997     $125,000      $25,000        $11,298          $0             7,000           $3,511
Officer, Secretary and     1996     $125,000      $25,000        $10,914          $0            10,000           $5,448
Director
------------------------- ------- -------------- ----------- ---------------- ------------ ---------------- ------------------

(1) Amounts consist principally of automobile allowances paid by the Company. The Company's policy is to provide executive officers with an automobile allowance of $600 per month and a maintenance allowance of $400 intended to cover the cost of all other expenses of operating the vehicle such as insurance, maintenance, repairs and gasoline costs.


(2) These amounts, as follows, represent group term life insurance premiums paid by the Company, the Company's match of the Retirement Salary Saving Plan - 401(k) and reimbursement of out-of-pocket medical and dental expenses not covered by the Company's insurance:

(a) The 1998 group term life insurance premiums were as follows: Mr. Willis $4,460 and Mr. Natan $2,300.

(b)  The 1998 employer match of the Retirement
     Salary Savings Plan - 401(K) was as follows: Mr. Willis $2,625 and Mr. Natan $1,958.

(c) The 1998 reimbursement of out-of pocket medical and dental expenses not covered by the Company's insurance was as follows: Mr. Willis $4,458 and Mr. Natan $1,859.


(3) Mr. Willis' salary is only for the partial year from May 21, 1997 through September 30, 1997.

Effective June 30, 1998, Mr. Stuart Landow resigned as Chairman of the Board of Directors and as an employee. During fiscal 1998, Mr. Landow was not an executive officer of the Company. His total compensation including salary, bonus, 401(K) match and reimbursement of medical and dental expenses not covered by the Company's insurance was $258,686.


                                        OPTIONS/SAR GRANTS DURING THE FISCAL YEAR
                                                 ENDED SEPTEMBER 30, 1998


                                                                                        Potential Realizable Value at
                                                                                        Assumed Annual Rates of Stock
                                                                                        Price Appreciation for Option
                                  Individual Grants                                                Term(1)
--------------------- ------------------ ---------------- ------------- -------------- ------------- ------------------
        (a)                  (b)               (c)            (d)            (e)           (f)              (g)
--------------------- ------------------ ---------------- ------------- -------------- ------------- ------------------

                          Number of
                         securities        % of Total
                         Underlying       Options/SARs    Exercise or
        Name            Options/SARs       Granted to         Base       Expiration         5%              10%
                           granted          employees        Price          Date           ($)              ($)
                             (#)         in Fiscal Year    ($/Share)
-----------------------------------------------------------------------------------------------------------------------
EXECUTIVE
OFFICERS
--------------------- ------------------ ---------------- ------------- -------------- ------------- ------------------
William C. Willis,         100,000            9.2%           $ .875       6/15/2008     55,028(2)       139,452(3)
Jr.
--------------------- ------------------ ---------------- ------------- -------------- ------------- ------------------
David Natan                50,000             4.6%           $1.38        1/28/2008     43,237(6)       109,570(7)
--------------------- ------------------ ---------------- ------------- -------------- ------------- ------------------
--------------------- ------------------ ---------------- ------------- -------------- ------------- ------------------
David Natan                50,000             4.6%           $1.00        7/20/2008     31,445(4)        79,687(5)
--------------------- ------------------ ---------------- ------------- -------------- ------------- ------------------


(1) The values shown are based on indicated assumed annual rates of appreciation compounded annually through the applicable expiration date. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurances that the values shown on this table will be achieved.


(2)  Represents an assumed market price per share of Common Stock of $1.43.

(3)  Represents an assumed market price per share of Common Stock of $2.27.


(4)  Represents an assumed market price per share of Common Stock of $1.63.

(5)  Represents an assumed market price per share of Common Stock of $2.59.

(6)  Represents an assumed market price per share of Common Stock of $2.24.

(7)  Represents an assumed market price per share of Common Stock of $3.57.

The following table sets forth certain information with respect to the exercise of Options to purchase Common Stock and SARs during the fiscal year ended September 30, 1998, and the unexercised Options held and the value thereof at that date, by each of the Named Executive Officers.

                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION/SAR VALUES

------------------- ------------- --------------- ---------------------------------- -----------------------------------
       (a)              (b)            (c)                       (d)                                (e)
------------------- ------------- --------------- ---------------------------------- -----------------------------------
                         Number of Securities Underlying
                                                     Unexercised Options/SARs at     Value of Unexercised In-the-Money
                                                         Fiscal Year End (#)                    Options/SARs
                                                                                         at Fiscal Year End ($) (1)
------------------- ------------- --------------- --------------- ------------------ ---------------- ------------------
                       Shares
                      Acquired
                    On Exercise   Value Realized
       Name             (#)            ($)         Exercisable      Unexercisable      Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------
EXECUTIVE
 OFFICERS
------------------- ------------- --------------- --------------- ------------------ ---------------- ------------------
William C.               0             N/A           200,000           400,000             $0                $0
Willis, Jr.
------------------- ------------- --------------- --------------- ------------------ ---------------- ------------------
David Natan              0             N/A            52,833           129,167             $0                $0
------------------- ------------- --------------- --------------- ------------------ ---------------- ------------------


(1) Based on the difference between the closing market price of the Company's Common Stock on the AMEX at September 30, 1998 of $.8125 and the Option exercise price.


Executive Compensation Agreements

WILLIAM C.  WILLIS, JR.

In May 1997, the Company entered into an employment agreement with William C. Willis, Jr., its then new President and Chief Executive Officer of the Company. The term of this employment agreement is three years through May 21, 2000 ("Employment Period"). The employment agreement provides for a base salary of $300,000 ("Annual Base Salary"). Effective July 1, 1998 Mr. Willis' Annual Base Salary increased to $315,000. Mr. Willis receives an automobile allowance of $600 per month and an automobile maintenance and gasoline allowance of $400 per month. Mr. Willis shall also be eligible to receive a cash bonus ("Performance Bonus") as described below for each successive period of four fiscal quarters (prorated for any partial period) during the Employment Period, as defined in the employment agreement, in an amount of between zero and 100% of the Annual Base Salary. The Performance Bonus, if any, for each successive four-quarter period shall be paid within 60 days after the end of such period. The Performance Bonus shall consist of the following two components:

(A) The first component of the Performance Bonus shall be an amount of between zero and 50% of the Annual Base Salary based on the Company meeting annual earnings per share targets of between $.01 and $.05 as defined in the employment agreement.

(B) The second component of the Performance Bonus shall be an amount of between zero and 50% of the Annual Base Salary based on the Company achieving five annual performance based targets for each period of four fiscal quarters during the Employment Period. As of September 30, 1997, Mr. Willis had not earned any Bonuses. In June 1998, the Company granted Mr. Willis 100,000 Options initially exercisable over a three-year term at $.875 per share in exchange for his waiving his earned Performance Bonus of approximately $127,500.

The earnings per share targets and five performance based targets for each succeeding four quarter period during the Employment Period shall be reset and established annually by the Compensation Committee.

In addition to the payments provided above, on May 21, 1997, the Compensation Committee granted to Mr. Willis Options to purchase 500,000 shares of the Company's Common Stock exercisable at $2.00 per share vesting annually in equal increments of 100,000 Options over a three-year term commencing in May 1998. Additionally, 100,000 Options will become exercisable if the closing price for the Company's Common Stock is $7.00 per share or higher for 30 consecutive trading days and 100,000 Options will become exercisable if the closing price for the Company's Common Stock is $9.00 per share or higher for 30 consecutive trading days; provided, however, that the vesting of such Options shall be accelerated in the event of a change in control.

In the event Mr. Willis' employment is terminated by the Company for other than cause, death or disability or Mr. Willis terminates his employment for good reason, all as defined in his employment agreement, the Company is obligated to pay Mr. Willis (1) his annual base salary for 12 months, (2) a lump cash sum paid within 30 days equal to accrued obligations consisting of any owed but unpaid Performance Bonus, vacation pay and other monetary payments Mr. Willis was entitled to on the date of his termination, and (3) continued medical coverage for Mr. Willis and his dependents for 12 months following termination.

Effective in August 1997, the Company began providing Mr. Willis with a $1,000,000 life insurance policy.


Executive Compensation Agreements

DAVID NATAN

Mr. David Natan, Vice President and Chief Financial Officer, joined the Company on June 30, 1995 at an annual salary of $125,000. In August 1998, Mr. Natan's salary was increased to $135,000. He also receives pursuant to an employment agreement, a car allowance of $600 per month and an automobile maintenance and gasoline allowance of $400 per month. In January 1997, Mr. Natan's employment agreement provides for 12 months of severance benefits which include salary, medical and dental benefits in the event of a qualifying termination of Mr. Natan, defined as (1) a material adverse change to his job duties and responsibilities; (2) a material reduction in his salary, compensation or eligibility to participate in Company benefit programs; or (3) an unwilling relocation to a location greater than 50 miles away from his current work location. In January 1998, in order to compensate Mr. Natan, the Company granted him new Options in exchange for cancellation of higher priced mostly vested Options as follows:




                                 Number of       Exercise Price
                                  Options                                Number Vested
       --------------------- ------------------- ---------------- ----------------------------
       Cancelled Options           93,750             $6.94                 78,175
                                   10,000                 $7.75                 10,000
       --------------------- ------------------- ---------------- ----------------------------
       New Grant                   75,000             $3.00                 37,500(1)
       --------------------- ------------------- ---------------- ----------------------------


(1)  The balance vest January 28, 1999.


In January 1998, Mr. Natan was granted 50,000 Options exercisable at $1.375 per share. In July 1998, concurrent with his salary increase, Mr. Natan was granted 50,000 Options exercisable at of $1.00 per share. The Options vest in accordance with the Company's standard policy of equal semi-annual vesting over a three-year period. Effective in December 1997, the Company began providing Mr. Natan with a $1,000,000 life insurance policy.


Termination/Resignation Executive Compensation

Effective June 30, 1998, Mr. Stuart Landow resigned as Chairman of the Board and as an employee. Pursuant to a 1993 employment agreement, as modified, he is receiving Severance, as defined, of 30 months compensation. He waived six months of Severance or approximately $195,000. In exchange for this waiver and Mr. Landow agreeing to increase the exercise price of 200,000 Options, the Company extended the term of all 600,000 Options held by Mr. Landow for two years. See
Item 13. Certain Relationships and Related Transactions.


Repricing of Options

Repricing of Options held by a named executive officer during the fiscal year ended September 30, 1998 and information on all repricing of Options held by an executive officer during the last 10 fiscal years is provided in the following table:


       (a)             (b)             (c)               (d)               (e)            (f)                (g)

                                    Number of
                                   Securities      Market Price of    Exercise Price
                                   Underlying       Stock at Time       at Time of                    Length of Original
                                  Options/SARs       Repricing or      Repricing or    New          Option Term Remaining
                                   Repriced or        Amendment         Amendment      Exercise    at Date of Repricing or
                                     Amended             ($)               ($)           Price            Amendment
      Name            Date             (#)                                                ($)
------------------ ------------ ------------------ ----------------- ----------------- ----------- -------------------------
------------------ ------------ ------------------ ----------------- ----------------- ----------- -------------------------

------------------ ------------ ------------------ ----------------- ----------------- ----------- -------------------------
------------------ ------------ ------------------ ----------------- ----------------- ----------- -------------------------
   David Natan       1/28/98        75,000(1)           $1.375            $6.94          $3.00     7 years and 5 months
------------------ ------------ ------------------ ----------------- ----------------- ----------- -------------------------

(1) The repricing was in consideration of cancellation of 103,750 Options. At September 30, 1998, 37,500 Options shares were vested. The balance vest on January 28, 1999.

Mr. David Natan was hired as Vice President and Chief Financial Officer of the Company in June 1995. During 1995, Mr. Natan was granted 103,750 Options. At that time, the Company's stock was trading at prices substantially higher than current levels. Between 1995 and 1998, the Company reported significant operating losses. During this time period, except for Mr. Natan, substantially the entire executive-management group and Board of Directors were replaced.

The Compensation Committee, consisting of Messrs. William C. Willis, Ronald P. Burd, G. Jeff Mennen and L. Kerry Vickar, believes that despite these losses, Mr. Natan's quality performance in maintaining the Company's liquidity during this period, arranging for difficult financings and continuing current performance, justified a repricing. In order to incentivize Mr. Natan, reduce Company share dilution, and to encourage Mr. Natan's ongoing employment with the Company, his Options were repriced. As a precondition of the repricing, the Compensation Committee requested that Mr. Natan forfeit 28,750 Options and re-vest the new Options over a one-year period. On January 28, 1998, the Company cancelled 103,750 Options above fair market value held by Mr. Natan, and regranted to Mr. Natan 75,000 new option shares exercisable at $3.00 per share, which was $1.625 above market value on January 28, 1998.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 31, 1998 by (i) owners of more than 5% of the Company's Common Stock, (ii) by each director, and (iii) all directors and named executive officers of the Company as a group.


                                                                                Amount and Nature
                                                                                  of Beneficial         Percent
        Title of                                                                    Ownership              Of
         Class                   Name and Address of Beneficial Owner                                    Class
------------------------- ---------------------------------------------------- --------------------- ---------------
Common Stock and          WILLIAM C. WILLIS, JR.(1)                                         291,666        *
Vested Options            Top Source Technologies, Inc.
                          7108 Fairway Drive, Suite 200
                          Palm Beach Gardens, FL  33418

------------------------- ---------------------------------------------------- --------------------- ---------------
Common Stock              DAVID NATAN(2)                                                    119,549        *
and Vested                Top Source Technologies, Inc.
Options                   7108 Fairway Drive, Suite 200
                          Palm Beach Gardens, FL  33418
------------------------- ---------------------------------------------------- --------------------- ---------------
Common Stock              RONALD P. BURD(3),(4)                                             201,750        *
and Vested                251 Linden Lane
Options                   Merion Station, PA  19066

------------------------- ---------------------------------------------------- --------------------- ---------------
Common Stock              G. JEFF MENNEN(5)                                                 538,332       1.8%
                          TMF Investments
                          25B Hanover Road
                          Florham Park, NJ  07932
------------------------- ---------------------------------------------------- --------------------- ---------------
Common Stock              L. KERRY VICKAR(6)                                                 23,541        *
                          19010 Mary Ardrey Circle
                          Cornelios, NC  28031

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -
                (Continued)


Security Ownership of Certain Beneficial Owners - (Continued)

------------------------- ---------------------------------------------------- --------------------- ---------------
                                                                                Amount and Nature
                                                                                  of Beneficial         Percent
        Title of                                                                    Ownership              Of
         Class                   Name and Address of Beneficial Owner                                    Class
------------------------- ---------------------------------------------------- --------------------- ---------------
Common Stock              GREG BROWN(7)                                                      11,112        *
                          Top Source Technologies, Inc.
                          7108 Fairway Drive, Suite 200
                          Palm Beach Gardens, FL  33418
------------------------- ---------------------------------------------------- --------------------- ---------------
Common Stock              MELLON BANK CORPORATION(8)                                      2,079,700        7.1%
and Vested                2875 N.E. 191st Street, Penthouse I
Options                   N. Miami Beach, FL  33130
------------------------------------------------------------------------------ --------------------- ---------------
All Directors and Named Executive Officers of the Company as a group (5                   1,185,950       3.9%
persons)(1)(2)(3)(4)(5)(6)
*Less than 1% of class
------------------------------------------------------------------------------ --------------------- ---------------


(1) Includes 200,000 vested Options held by Mr. Willis at approximately $2.00 per share and 75,000 shares held by Mr. Willis.

(2)  Includes   75,000  vested   Options  held  by  Mr.  Natan   exercisable  at
     approximately $3.00 per share, 7,000 vested Options exercisable at approximately $1.56 per share, 16,666 vested Options at approximately $1.38 per share, and 8,333 exercisable at $1.00 per share, 11,550 shares held by Mr. Natan and 1,000 shares held by Mr. Natan's wife.

(3) Includes 25,000 vested Options exercisable at approximately $3.38 per share, 40,000 vested Options exercisable at approximately $1.78 per share and 30,000 vested Options exercisable at approximately $6.25, 6,250 vested Options exercisable at approximately $1.75 and 10,000 Options exercisable at approximately $1.31 per share held by Mr. Burd.

(4) Includes 87,000 shares held jointly by Mr. Burd and his wife and 3,500 shares gifted by Mr. Burd to the Devereux Foundation, of which Mr. Burd is President and Chief Executive Officer.

(5) Includes 10,000 vested Options exercisable at approximately $1.38, 1,666 vested Options exercisable at approximately $2.00 per share and 16,666 vested Options exercisable at approximately $1.19 per share, and 110,000 shares held indirectly by Mr. Mennen in the name of Wilmington Trust Company and George Jeff Mennen co-trustee for Christina M. Andrea and John Henry Mennen. Also, on January 12, 1998, the Company issued to Mr. Mennen 50,000 warrants at an exercise price of $2.00 per share. Mr. Mennen is co-trustee and sole trustee of the two trusts, which purchased the
     Preferred Stock and his family members are the beneficiaries. Also, includes shares of Common Stock reserved for exercise of 350,000 10-year warrants issued to the trusts exercisable at $1.94 per share. Does not include shares of Common Stock into which $3,500,000 of Series B Convertible Preferred Stock may convert on or after November 1, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -
                (Continued)

Security Ownership of Certain Beneficial Owners - (Continued)


(6) Includes 12,500 shares held by Mr. Vickar and 11,041 vested Options exercisable at approximately $1.13 per share.

(7)  Includes   6,112  shares  held  by  Mr.  Brown  and  5,000  vested  Options exercisable at approximately $1.13 per share.

(8) Mellon Bank Corporation formerly Ganz Capital Management, Inc. beneficially owned 2,079,700 shares of Common Stock of the Company as of January 23, 1998. This represents beneficial ownership of 7.1% of the Company's outstanding shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See Item 8. Financial Statements and Supplementary Data, Note 13. Related Party Transactions.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
   (a)    (1)  Financial Statements. (See Item 8. of Form 10-K/A No.1..... 16
   (a)    (2)  Financial Statement Schedules required to be filed.
                  Schedule II - Valuation and Qualifying Accounts......... 52

All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

TERM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                       (Continued)

(a)       (3)  Exhibits

                                                                                                                      Footnote

--------- ------------------------------------------------------------------------------------------------------------ -------
3.0       Amended and Restated Certificate of Incorporation                                                              1
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
3.1       Amendment to Certificate of Incorporation                                                                      8
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
3.2       Bylaws of Registrant                                                                                           2
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
3.3       Amendment to Bylaws of Registrant                                                                              8
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
3.4       Amendment to the Amended and Restated Certificate of Incorporation                                             6
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
4.0       1990 Stock Plan                                                                                                3
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
4.1       1993 Stock Option Plan                                                                                         6
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.1      First Amendment to Lease of On-Site Analysis, Inc., Atlanta, Georgia                                           6
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.2      Shareholder Rights Plan                                                                                        5
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.3      Note Purchase  Agreement dated as of June 9, 1995 Regarding 9% Senior  Subordinated  Convertible  Notes Due    7
          June 9, 2000 by and among Top Source Technologies, Inc. Purchasers and Ganz Capital Management, Inc.
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.4      First Amendment to Shareholder Rights Plan                                                                     8
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.5      Second Amendment to Shareholder Rights Plan                                                                    9
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.6      Lease Agreement dated February 10, 1995 for Michigan facility, Troy, MI                                        10
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.7      Employment Agreement of David Natan                                                                            11
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.8      Lease of Office Space dated December 20, 1995 of Top Source Technologies, Inc., Palm Beach Gardens, FL         12
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.9      Asset Purchase Agreement between Top Source Technologies,  Inc., Conam Inspection,  Inc. and United Testing    13
          Group, Inc. dated  October 30, 1996
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.10     NationsCredit Agreement dated July 1, 1997                                                                     15
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.11     Employment Agreement of William C. Willis, Jr.                                                                 16
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.12      Series A 5% Convertible Preferred Stock and Warrants of Top Source Technologies, Inc.                         17
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.13     Thermo Jarrell Ash Corporation Agreement                                                                       17
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.14     Asset  Purchase  Agreement by and among Top Source  Technologies,  Inc., Top Source  Automotive,  Inc., NCT    18
          Audio Products, Inc. and Noise Cancellation Technologies, Inc.
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.15     Amendment to Stuart Landow's Employment  Agreement                                                             18
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.16     Amendment to Asset Purchase  Agreement by and among Top Source  Technologies,  Inc., Top Source Automotive,    19
          Inc., NCT Audio Products,  Inc. and Noise Cancellation  Technologies,  Inc. - Appendix A-I dated October 7,
          1998
--------- ------------------------------------------------------------------------------------------------------------ -------
--------- ------------------------------------------------------------------------------------------------------------ -------
10.17     Amendment to NationsCredit Agreement dated November 11, 1998                                                   20
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

Exhibit Index

  1     Contained in the Form 8-A dated July 10, 1993.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  2     Contained in the  documents  previously  filed with the  Securities  and
        Exchange Commission in conjunction with the Form 8-B on 11/16/92.

------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  3     Contained in the  documents  previously  filed with the  Securities  and
        Exchange Commission in conjunction with the 12/31/90 Form 10-K.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  4 Contained as an exhibit to the Proxy Statement dated January 11, 1994.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  5 Contained in Form 8-K dated January 5, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  6     Contained in the documents filed with the Securities and Exchange  Commission in conjunction  with the 9/30/94
        Form 10-K.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  7     Contained in documents filed with the Securities and Exchange Commission in conjunction with the 6/30/95 Form 10-Q.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  8     Contained in the Form 8-A/A No. 1 dated July 17, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  9     Contained in the Form 8-A/A No. 2 dated December 5, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  10    Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed May 4, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  11    Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed September 27, 1995.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  12    Contained in documents filed with the Securities and Exchange Commission in conjunction with The September 30, 1995 Form 10-K.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  13 Contained in the Form 8-K dated November 12, 1996.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  14    Contained in documents filed with the Securities and Exchange Commission in conjunction with September 30, 1996 Form 10-K/A No. 1.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  15    Contained in documents filed with the Securities and Exchange Commission in conjunction with the June 30, 1997 Form 10-Q.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  16    Contained in documents filed with the Securities and Exchange Commission in conjunction with September 30, 1997 Form 10-K/A No. 3.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  17    Contained in documents filed with the Securities and Exchange Commission in conjunction with The March 31, 1998 Form 10Q/A No. 1.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  18    Contained in documents filed with the Securities and Exchange Commission in conjunction with The June 30, 1998 Form 10-Q.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  19    Contained as an exhibit to the November 6, 1998 Proxy Statement.
------- ---------------------------------------------------------------------------------------------------------------
------- ---------------------------------------------------------------------------------------------------------------
  20 Contained in Form 10-K for the year ended September 30, 1998.
------- ---------------------------------------------------------------------------------------------------------------


                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

================================= ----------------- ------------- ---------------------- ---------------- ===============
                                  Balance at        Charged to                                              Balance at
                                  Beginning of      Costs and     Additions  Charged     Deductions       End of Period
          Description             Period            Expenses      to Other Accounts

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
--------------------------------- ----------------- ------------- ---------------------- ---------------- ===============



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registrant's report on Form 10-K/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOP SOURCE TECHNOLOGIES, INC.




                                 By:   \s\William C. Willis, Jr.
                                       William C. Willis, Jr., Chairman,
                                       President and Chief Executive Officer
Dated:   January 28, 1999