Form 10-Q
period 1998-12-31
TOP SOURCE TECHNOLOGIES INC
filed 1999-02-11
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended December 31, 1998

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

               Class                          Outstanding at February 10, 1999
Common stock: $.001 par value                       29,474,477 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                             Page

                Consolidated Balance Sheets as of December 31, 1998
                 (Unaudited) and September 30, 1998..........................1

                Consolidated Statements of Operations for the
                Three Months Ended December 31, 1998 and 1997 (Unaudited)....2

                Consolidated Statements of Cash Flows for the Three
                Months Ended December 31, 1998 and 1997 (Unaudited)..........3

                Notes to Unaudited Interim Consolidated
                Financial Statements.......................................4-7


ITEM 2.  Management's Discussion and Analysis of Interim
                Financial Condition and Results of Operations.............8-12



                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders................13

ITEM 6.  Exhibits and Reports on Form 8-K...................................13


                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

-------------------------------------------------------------------------------------------------------------------------------

                                                                             (Unaudited)
                                                                             December 31,                      September 30,
ASSETS                                                                          1998                                1998
                                                                          ------------------                  -----------------
Current Assets:
  Cash and cash equivalents                                                     $ 1,246,751                          $ 488,899
  Accounts receivable trade                                                       1,334,953                          1,656,317
  Inventories                                                                     2,310,566                          1,489,840
  Prepaid expenses                                                                  126,535                            194,482
  Other                                                                              75,959                            152,349
                                                                          ------------------                  -----------------
Total current assets                                                              5,094,764                          3,981,887
Property and equipment, net                                                         999,002                            786,438
Manufacturing and distribution rights and patents, net                              273,667                            271,502
Capitalized database, net                                                         2,020,486                          2,073,194
Note receivable from officer                                                         25,845                             26,260
Other assets, net                                                                   379,862                            133,814
                                                                          ==================                  =================
TOTAL ASSETS                                                                    $ 8,793,626                        $ 7,273,095
                                                                          ==================                  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                $ 1,144,230                        $ 1,318,835
  Accounts payable                                                                  764,420                            842,903
  Accrued liabilities                                                               877,120                            840,705
                                                                          ------------------                  -----------------
Total current liabilities                                                         2,785,770                          3,002,443
  Senior subordinated convertible notes                                             707,000                          3,020,000
  Other liabilities                                                                 347,427                            429,524
                                                                          ------------------                  -----------------
Total liabilities                                                                 3,840,197                          6,451,967

Minority interest                                                                   653,827                            364,157

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; 3,850 outstanding                                                  3,327,636                            943,807
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 29,439,881 and 29,053,803 shares issued and
   outstanding in 1998 and 1998, respectively                                        29,440                             29,054
  Additional paid-in capital                                                     30,598,149                         29,624,951
  Accumulated deficit                                                           (28,306,269)                       (28,791,487)
  Treasury stock-at cost; 466,234  shares                                        (1,349,354)                        (1,349,354)
                                                                          ------------------                  -----------------
Total stockholders' equity                                                        4,299,602                            456,971
                                                                          ------------------                  -----------------
                                                                          ==================                  =================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 8,793,626                        $ 7,273,095
                                                                          ==================                  =================




See accompanying notes to unaudited interim consolidated financial statements.

                                    1


                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        FORM 10-Q

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                1998                              1997
                                                                        ------------------                -----------------
Product sales                                                                  $2,018,312                       $3,247,035
Service revenue                                                                    74,577                           29,293
                                                                        ------------------                -----------------
    Net sales                                                                   2,092,889                        3,276,328
                                                                        ------------------                -----------------
 Cost of product sales                                                          1,267,961                        2,130,646
 Cost of services                                                                  43,530                            9,254
                                                                        ------------------                -----------------
   Cost of sales                                                                1,311,491                        2,139,900
                                                                        ------------------                -----------------
Gross profit                                                                      781,398                        1,136,428
                                                                        ------------------                -----------------
Expenses:
  General and administrative                                                    1,015,469                        1,045,240
  Selling and marketing                                                           316,229                          320,390
  Depreciation and amortization                                                   109,710                          260,159
  Research and development                                                         88,677                           15,265
                                                                        ------------------                -----------------
Total expenses                                                                  1,530,085                        1,641,054
                                                                        ------------------                -----------------
Loss from operations                                                             (748,687)                        (504,626)
Other income (expense):
  Interest income                                                                  32,453                           29,023
  Interest expense                                                               (166,678)                        (141,976)
  Gain on sale of minority interest in subsidiary                               1,662,870                                -
  Minority interest                                                                (6,957)                               -
  Other (expense) income, net                                                     (49,804)                           4,397
                                                                        ------------------                -----------------
Net other income (expense)                                                      1,471,884                         (108,556)
                                                                        ------------------                -----------------
Income (loss) before income taxes                                                 723,197                         (613,182)
Income tax expense                                                                (18,750)                         (18,500)
                                                                        ------------------                -----------------
Income (loss) from continuing operations                                          704,447                         (631,682)
 Gain on extinguishment of debt                                                   158,745                                -
                                                                        ------------------                -----------------
Net income (loss)                                                                 863,192                         (631,682)
Embedded dividend on preferred stock                                             (152,454)                               -
Preferred dividends                                                               (37,971)                               -
Value of warrants issued with preferred stock                                    (187,549)                               -
                                                                        ==================                =================
Net income (loss) available to common stockholders                               $485,218                        ($631,682)
                                                                        ==================                =================
Earnings (loss) per common share:
   Earnings (loss) per common share before extraordinary item:
   Basic                                                                 $           0.01                  $          (0.02)
                                                                        ==================                =================
   Diluted                                                                           0.01                             (0.02)
                                                                        ==================                =================
Extraordinary item:
   Basic                                                                             0.01                                -
                                                                        ==================
   Diluted                                                                           0.00                                -
                                                                        ==================
Net income (loss) available to common stockholders
   Basic                                                                             0.02                             (0.02)
                                                                        ==================                =================
   Diluted                                                               $           0.02                  $          (0.02)
                                                                        ==================                =================

Basic weighted average common shares outstanding                               28,791,722                        28,084,827
                                                                        ==================                =================
Diluted weighted average common shares outstanding                             34,061,550                        28,084,827
                                                                        ==================                =================


See accompanying notes to unaudited interim consolidated financial statements.

                                             TOP SOURCE TECHNOLOGIES, INC.
                                                        FORM 10-Q

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                1998                              1997
                                                                        ------------------                -----------------
OPERATING ACTIVITIES:
    Net income (loss)                                                           $ 863,192                       $ (631,682)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Gain on sale of minority interest in subsidiary                            (1,662,870)                               -
    Depreciation                                                                   99,373                          264,581
    Amortization                                                                   92,907                           69,733
    Gain on extinguishment of debt                                               (158,745)                               -
    Disposal of equipment                                                               -                           63,349
    Repayments from (advances to) officers                                            415                            2,757
    Minority interest                                                             (31,863)                               -
    Decrease in accounts receivable, net                                          321,364                          136,590
    Increase in inventories                                                      (820,726)                         (62,520)
    Decrease (increase) in prepaid expenses                                        67,947                          (19,461)
    Decrease in other assets                                                       76,390                           45,137
    Decrease in accounts payable                                                  (78,483)                         (78,150)
    Decrease in accrued liabilities                                               (61,717)                        (484,781)
    Decrease in other liabilities                                                 (82,097)                               -
                                                                        ------------------                -----------------
Net cash used in operating activities                                          (1,374,913)                        (694,447)
                                                                        ------------------                -----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                     (311,937)                        (142,093)
    Proceeds from sale of minority interest in subsidiary, net                  2,041,976                                -
    Additions to patent costs, net                                                (46,172)                          (1,929)
    Discontinued operations - change in net assets                                      -                             (142)
                                                                        ------------------                -----------------
Net cash provided by (used in) investing activities                             1,683,867                         (144,164)
                                                                        ------------------                -----------------

FINANCING ACTIVITIES:
    Proceeds from exercises of stock options and warrants                          26,659                          150,000
    Preferred stock issuance, net                                               3,411,461                                -
    Redemption of preferred stock Series A                                       (500,000)                               -
    Repayments of Senior Convertible Notes                                     (2,064,617)                               -
    Purchase of certificate of deposit                                           (250,000)                               -
    Proceeds from borrowings                                                            -                          236,240
    Repayments of borrowings                                                     (174,605)                               -
                                                                        ------------------                -----------------
Net cash provided by financing activities                                         448,898                          386,240
                                                                        ------------------                -----------------
Net increase (decrease) in cash and cash equivalents                              757,852                         (452,371)
Cash and cash equivalents at beginning of period                                  488,899                        2,103,679
                                                                        ==================                =================
Cash and cash equivalents at end of period                                     $1,246,751                       $1,651,308
                                                                        ==================                =================


See accompanying notes to unaudited interim consolidated financial statements.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION


         The accompanying financial statements of Top Source Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No. 1 for the year ended September 30, 1998. Certain fiscal year 1998 amounts have been reclassified to conform to current year presentation.

Comprehensive Income

         For the three months ended December 31, 1998 and 1997, there were no differences between net income and comprehensive income.

2.        INCOME (LOSS) PER SHARE

         The Company adopted SFAS No. 128, "Earnings Per Share" during the fiscal 1998. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Convertible securities and common share equivalents have not been included in the computation of diluted loss per share in the accompanying statements of operations for the three months ended December 31, 1997 as their impact would have been antidilutive.

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the three months ended December 31, 1998.

         Basic Shares                                              28,791,722
         Dilutive effect of common stock options                       48,314
         Dilutive effect of common stock warrants                      21,575
         Dilutive effect of convertible preferred shares            5,199,939
                                                                    ---------
         Diluted Shares                                            34,061,550
                                                                   ==========

         For the three months ended December 31, 1997, the effect of equivalent shares related to stock options was 368,920 and was not included in the dilutive average common shares outstanding, as the effect would have been antidulive.

                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.       INVENTORIES

         Inventories consisted of the following:

                                December 31,                September 30,
                                   1998                         1998


          Raw materials         $2,045,246                   $1,388,058
          Finished goods           265,320                      101,782
                                 ---------                  -----------
                                $2,310,566                 $  1,489,840
                                ==========                  ============
4.       DEBT

         During November and December 1998, the Company restructured substantially all of its outstanding $3,020,000 of Senior Subordinated Convertible Notes (the "Notes"). On November 20, 1998, with a portion of the proceeds from the sale of Series B Convertible Preferred Stock (See Note 5. Convertible Preferred Stock), the Company prepaid an aggregate of $745,000 principal amount of Notes held by certain Noteholders agreeing to these prepayment terms ("Group One") for $496,617 resulting in a savings of $248,383 in principal amount (not including future debt service costs). In connection with the discounting of these Group One Notes, the Company issued to the Noteholders warrants to purchase an aggregate of 248,383 shares of the Company's Common Stock exercisable over a five-year period at $1.78 per share. The value of the warrants utilizing the Black Scholes pricing model in accordance with SFAS 123 was $71,475 and was included in reducing the value of the savings disclosed above in determining the extraordinary gain on extinguishment of debt.

         On December 15, 1998 concurrent with the approval of the sale of TSA Assets by the Company's stockholders in which the Company received $2,050,000, $2,240,000 of the remaining $2,275,000 of Noteholders ("Group Two") agreed to redeem $1,568,000 principal amount of the notes, which was paid with a portion of Series B Preferred, leaving $672,000 of principal outstanding due June 2000. In connection with the Group Two redemption, the Noteholders agreed to reduce the interest rate from 9% to 5% and reduce the conversion price on the remaining 30% Note balance from $10.00 per share to $2.00 per share. The terms of the remaining Noteholder with a principal balance of $35,000 stayed the same with an interest rate of 9% and principal due June 2000. In connection with the repayment of the Notes, a waiver of certain restrictive provisions of the Note Purchase Agreement, including the requirement that the Company maintain a 1.5 to 1 debt to equity ratio, was received (through and including September 30, 1999).

5.       CONVERTIBLE PREFERRED STOCK

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.       CONVERTIBLE PREFERRED STOCK ( Continued )

         The Series B Preferred pays a dividend of 9% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of: (A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause (A). As additional consideration, the Company issued to the Mennen Trust 350,000 warrants to purchase the Company's Common Stock exercisable over a 10-year period at a price of $1.94 per share (which was equivalent to $1.00 above the closing price on the day of consummation of the Series B Preferred sale transaction). Additionally, if the Series B Preferred has not been redeemed or converted into Common Stock on or before May 1, 1999 (which conversion requires the Company's consent), the Company shall issue to the Mennen Trust an additional 50,000 10-year warrants exercisable at a price of $.50 per share above the closing price of the Company's Common Stock on April 30, 1999. Not later than November 30, 1999, the Company has agreed to file a registration statement to cover the public sale of the shares of Common Stock issuable on conversion of the Series B Preferred and exercise of the warrants. The Company consummated this transaction after diligently and actively seeking alternative financing sources and concluding that the proposal was superior to competing offers available in strict arms-length transactions. The Board of Directors voted unanimously to approve the sale of the Series B Preferred with Mr. Mennen abstaining.

         On November 8, 1998, the Company redeemed one-half or $500,000 Stated Value of the existing Series A Preferred by paying the holders an aggregate purchase price of $600,000. The holders also agreed not to convert $350,000 Stated Value of Series A Preferred until after March 31, 1999 (and the Company retained the right to redeem $350,000 Stated Value of Series A Preferred Stock at a 20% premium above Stated Value at any time before or after March 31, 1999). The remaining $150,000 Stated Value of Series A Preferred was converted into an aggregate of 387,554 shares of Common Stock (including accrued dividends) in accordance with the terms of the Series A Preferred. As consideration for the delay in converting $350,000 Stated Value of the Series A Preferred, the Company issued to the two holders thereof, five-year warrants to purchase an aggregate of 25,000 share of Common Stock exercisable at $.8937 per share commencing in April 1999.

         As discussed above, the issuance of the Series B Preferred and the redemption of one-half of the Series A Preferred includes the issuance of Common Stock warrants. The value of these warrants utilizing the Black Scholes Option Pricing Model in accordance with SFAS No. 123 is approximately $188,000. The value of these warrants have been deducted from amounts available to common stockholders for purposes of calculating income per share for the three months ended December 31, 1998.

         Additionally, in connection with the issuance of the Series B Preferred Stock, the conversion feature calls for a 15% discount. The intrinsic value of the beneficial conversion feature of the Series B Preferred is approximately $618,000 and will be amortized as an embedded dividend in the statement of operations in fiscal 1999 over the earliest conversion date of the Series B or (November 1, 1999). The Company recorded approximately $96,000 of the conversion feature during the first fiscal quarter ended December 31, 1998.

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

         Under the terms and subject to the conditions of the Agreement, on the closing date (the "Closing" or the "Closing Date"), the Buyer agreed to purchase 100% of the assets (the "Assets") and assume substantially all of the liabilities of TSA for a minimum of $10,000,000. The purchase consideration of $10,000,000 consists of $1,450,000 paid to TSA on June 10, 1998 ("Step I"),
$2,050,000, which was paid into escrow on July 30, 1998 and released to the Company (and became non-refundable) on December 15, 1998 as a result of an affirmative stockholder approval ("Step II") and the balance of $6,500,000 due at the Closing, which must occur by March 31, 1999 ("Step III").

         Additionally, under the terms of the Agreement, TSA could receive up to an additional $6,000,000 payable to the Company in cash based expressly contingent upon the future earnings of the Buyer's subsidiary acquiring the assets for a two-year period following the Closing. If earned, for the first year following the Closing ("Year One"), the buyer shall pay TSA in cash an amount of up to $3,000,000 and a cumulative amount of up to $6,000,000 for Year One and 12-month period subsequent to Year One ("Year Two"). The amount in Year One shall be equal to the amount by which the product of four and one-half times income before interest, taxes, depreciation and amortization for Year One exceeds $8,000,000.

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

        Upon the sale of 100% of TSA's Assets, this transaction will be treated as a discontinued operation, as defined under Accounting Principles Board No.
30. However, due to the potential that the Company may not receive the final payment from the Buyer, the gain on the equity interest has been treated as part of continuing operations on the December 31, 1998 Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the three month period ended December 31, 1998 was $2,092,889 compared to $3,276,328 for the same period in 1997. The decrease in revenue for the three month period ended December 31, 1998 compared to the same period in 1997 is primarily attributable to the loss of the patented Overhead Mounted Speaker System ("OHSS") sales for the Grand Cherokee(TM) contract which expired in October 1998 partially offset by a nominal increase in OSA revenues.

For the three months ended December 31, 1998, the Jeep Grand Cherokee(TM) sales were $11,718 compared to $1,109,887 in sales for the three months ended December 31, 1997. The decrease in the Wrangler sales for the three-month period was nominal. For the three months ended December 31, 1998, On-Site Used Oil Analyzer ("OSA") sales were $74,577 compared to $29,293 for the three months ended December 31, 1997. The increase in OSA sales of 155% is a result of 21 first generation ("OSA I") and 17 second generation ("OSA II") machines generating various levels of revenue (some which were nominal) for the three months ended December 31, 1998 compared to five OSA I units in 1997.

As of February 10, 1999, Top Source Instruments, Inc. ("TSI") had approximately 40 OSA units generating various levels of revenue (in some cases nominal monthly revenue) through lease and revenue generating tests in a variety of industries including automobile dealerships, truck lube centers, truck stops, and a motorcycle development laboratory.

The gross profit margin for three months ended December 31, 1998 was 37.3% compared to 34.7% for the same period in 1997. The increase in the gross profit margin compared to the prior year is primarily attributable to decreased labor and overhead costs relating to product sales at TSA.

General and administrative expenses decreased $29,771 or 2.8% for the three month period ended December 31, 1998 compared to the same period in 1997. This decrease is attributable to the Company's restructuring which took place in the fourth quarter of fiscal 1997 offset by increases in expenses at TSI as a result of the growth and expansion of the business.

Depreciation and amortization decreased by $150,449 or 57.8% for the three months ended December 31, 1998 compared to the same period in 1997. This decrease is primarily attributable to the write-down of the original OSA I machines in September 1998.

Interest income increased 11.8% for the three months ended December 31, 1998 compared to the same period in 1997. The increase is attributable to interest on the $2,050,000 escrow deposit released to the Company in December 1998 in connection with the sale of TSA. This increase was offset by a decline in on hand cash balances due to operating losses and purchases of capital equipment and inventory.

Interest expense increased 17.4% for the three months ended December 31, 1998 compared to the same period in 1997. The increase is due to an increase in amortization of loan fees on its credit facility and interest on accrued severance agreement offset by a decrease in interest as a result of the restructuring of the senior subordinated convertible notes in November and December 1998.

The gain on sale of the minority interest in TSA represents the gain on the sale of the additional 5.5% equity interest in TSA in December 1998.
( See Note 6. Sale of  Top Source Automotive, Inc. )

Gain on extinguishment of debt represents the gain from restructuring of a portion of the outstanding $3,020,000 of Notes. (See Note 4. Debt)

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

In August 1998, the Company completed the first production run of seven OSA II's and shipped them for use in a revenue-generating trial, which commenced at a Jacksonville, Florida tire retailer in September 1998. The initial acceptance by customers at these locations has been slower than anticipated. The tire retailer and the Company believe that the level of customer interest, which has increased slightly during the past few weeks, is sufficient to warrant continuing the test. The Company also believes that customer acceptance will increase as awareness of the product builds, however, there can be no assurances.

Since October 1998, OSA II activity at various customer locations has increased. The Company intends to eventually replace all OSA I's previously purchased and leased with OSAII's by the end of calendar 1999. The terms of the replacements are not currently ascertainable.

In August 1998 the Company announced that it had entered into an agreement with Speedco Inc. ("Speedco") , to lease 13 OSAII's to be placed at various Speedco truck oil quick- change service centers located throughout the United States. Under the terms of the agreement, Speedco agreed to place additional OSAII's at all of their future new locations as they open , if the results at the initial 13 locations were favorable. Speedco has publicly announced that they intend to expand to 75 locations within the next three years. As of February 9, 1999, 12 Speedco locations were using the OSA II with an additional 3 units committed for lease within the next month. There can be no assurances that Speedco will be successful in opening new locations, or that they will lease additional OSA-II's at other new locations.

In November  1998, the Company  entered into a strategic  alliance with Flying J
Inc. ("Flying J") a billion dollar company engaged in various facets of highway-related products and services including the operation of large truck stop centers. Under the terms of the agreement, Flying J agreed to purchase and market OSA-II's in up to 100 of their truck stop service centers. The initial order by Flying J. was for the outright purchase of 10 OSA-II units for approximately $700,000. The agreement covers the potential purchase of up to 100 OSA-II's payment of per sample technology licensing fees, and joint development and marketing of product enhancements to assist the further commercialization of the OSAII's within the truck stop industry. Additionally, under the terms of the agreement, Flying J. will receive financial incentives upon the attainment of certain performance milestones.

In January 1999, Flying J. paid the Company in full for all 10-OSAII units covered in the initial purchase order. There can no assurances that Flying J. will decide to purchase any of the additional 90 OSAII's or that any further commercialization of the OSA-II's within the truck stop industry will prove successful.

Net Loss Analysis

In order to avoid current, material, ongoing operating losses, and an increase in this operating loss after the projected sale of TSA Assets ( See Note 6. Sale of Top Source Automotive, Inc. ), the Company must generate new, material ongoing OSA or other revenues in future months. The Company believes that the recent OSA activity described in the MD&A section will improve OSA visibility in the marketplace that which will lead to significant increases in future OSA revenues. However, no assurances can be given.

Liquidity and Capital Resources

Net cash used in operating activities was $1,374,913 for the three months ended December 31, 1998. This usage of cash was attributable to a net loss of $766,143, which excludes depreciation, amortization, gain on sale of minority interest in subsidiary and gain on extinguishement of debt, an increase in inventories of $820,726 and a decrease in accounts payable and accrued liabilities of $222,297. This was partially offset by a decrease in accounts receivable of $321,364 and prepaid and other assets of $144,337. The decrease in accounts receivable is primarily attributable to the loss of the Grand Cherokee(TM) contract which expired in October 1998. The increase in inventories is primarily the result of the build-up of OSA II machines.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

Liquidity and Capital Resources - (Continued)

Net cash provided by investing activities was $1,683,867. This increase in cash was attributable to the release of the $2,050,000 escrow deposit in connection with the sale of TSA to the Company on December 15, 1998 offset by expenditures for capital assets.

Net cash provided by financing activities was $448,898, which consisted of net proceeds from sales of common stock through exercise of stock options of $26,659, net proceeds from the sale of Series B Preferred stock of $3,411,461 offset by the redemption of 50% or $500,000 of the Series A Preferred stock , the repayment of the Notes of $2,064,617, repayments of $174,605 on the Company's credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("Nations") and purchase of a $250,000 certificate of deposit for Nations.

The Credit Facility, which is secured by substantially all of the assets of the Company enables the Company to potentially borrow a sum based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of all accounts receivable and 50% of inventory for TSA. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for the fee calculation purposes. The Company's effective interest rate at December 31, 1998 factoring the interest earned on used drawn funds was 18.3%. As of December 31, 1998 and February 10, 1999, the unused available borrowings on this Credit Facility were $85,000 and $50,000, respectively.

The Credit Facility calls for certain financial covenants that, if not met, would cause a default under the Agreement and increase the interest rate by 2% over current levels. As of September 30, 1998, the covenant requiring the Company's fiscal year pre-tax operating loss, not to exceed certain levels, as defined in the Credit Facility was not met by the Company. Nations later agreed to waive this covenant precluding the Company from having a loss of more than $2,000,000 in a fiscal year. In conjunction with such waiver, the Company paid Nations a fee of $25,000 and agreed to collaterally assign a $250,000 certificate of deposit to Nations. The Company is required to repay the Credit Facility in full upon the ultimate sale of TSA (see Note 6. Sale of Top Source Automotive, Inc.). Upon payment of the Credit Facility, Nations will release the lien, which it holds on all of the assets of the Company including Top Source Automotive Common Stock and Assets.

On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management ("Mellon"), whereby the holders would purchase $3,020,000 in Senior Subordinated nine percent (9%) convertible notes (The "Notes") maturing in June 2000. After June 9, 1996, the Notes could be prepaid by the Company without penalty and can be converted by the holders into fully registered shares of the Company's Common Stock at a conversion price of $10 per share. The Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to 1.0. As of September 30, 1998, the Company was not in compliance with the ratio. Subsequent, to September 30, 1998, the Company restructured substantially all of the Notes, which included a waiver of the debt to equity ratio for fiscal 1999
(see Note 4 Debt).

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

Liquidity and Capital Resources - (Continued)

In December 1998, a number of events occurred, which resulted in an improvement to the Company's liquidity and financial condition. The most significant act resulted from the sale of Series B Preferred stock to the Mennen Trusts. The proceeds were used in part to prepay and restructure $2,313,000 of the Notes and redeem one-half of the Company's outstanding Series A Preferred stock for details concerning these events (see Note 4. Convertible Preferred Stock )

As of February 10, 1999, the Company had approximately $1,800,000 of cash on hand. Based on this cash balance, the Credit Facility and its ability to further reduce expenses, if required, the Company believes it has sufficient cash flow and liquidity to fund its current operations and anticipated increasing OSA commercialization.

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

To date, the Company has been evaluating all of its information technology systems, which relate to its corporate offices including its accounting systems; these systems must be replaced because they are not Y2K compliant. The Company has received one proposal and plans to implement the replacement of its corporate information technology systems during the second and third calendar quarters of 1999. The Company estimates that the cost will be approximately $40,000.

At TSA, the Company intends to replace its management reporting and accounting software modules. The management reporting system is used by TSA in its assembly of OHSS. The Company anticipates the cost of new hardware and software to make TSA Y2K compliant will be approximately $40,000. The Company has appointed representatives at TSA to coordinate TSA's information technology systems with Chrysler, TSA's major customer. This process has continued for approximately six months. At TSI, the Company believes OSA-IIs are Y2K compliant. While the OSA-Is are not Y2K compliant, the OSA-Is are being replaced by OSA-IIs during 1999. TSI is currently communicating with four key suppliers, which make proprietary parts, which may not be readily replaceable. Presently, the Company does not know whether these suppliers are or will be Y2K compliant and, if not, what options are available to TSI. The Company intends to aggressively assess this issue during the balance of the current calendar quarter and develop a contingency plan that will allow TSI's business operations to continue despite potential disruptions due to Y2K issues. The plan will focus on identifying and securing alternative suppliers and/or assisting any current suppliers in achieving Y2K compliance in a timely manner. The Company cannot presently estimate what, if any, additional costs it will incur if one or more of these suppliers are not Y2K compliant.

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

Forward-Looking Statements

The forward looking statements discussed in this Report include those relating to the Company's expectations that it anticipates (1) increase in awareness of OSA at a tire retailer (2) receipt of additional purchase orders from Flying J and Speedco, and further commercialization of OSA-II usage resulting in additional revenue, (3) closing of the TSA Asset sale, (4) adequacy of the Company's working capital and liquidity and (5) reducing net operating losses are forward-looking statements within the meaning of the Reform Act.

Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to market OSAs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) the ability of the Buyer to close its financing, and (7) the Company's ability to attract strategic partners for OSA-II.
 .
                                       12

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on December 15, 1998. The stockholders voted to approve the Asset Purchase Agreement, as amended, by and among the Company, Top Source Automotive, Inc. and NCT Audio Products, Inc. ( "Proposal No.1" ). 16,131,921 votes were cast in favor of this proposal, 162,334 were cast against it, and 119,583 abstained. There were 9,111,819 broker non-votes.

         The stockholders voted to elect William C. Willis Jr.and L.Kerry Vickar to serve as Directors of the Company until 2001 ("Proposal No. 2" ). 25,132,518 votes were cast for and 393,139 votes were withheld from the election of William
C. Willis Jr. and 25,134,421 votes were cast for and 391,236 votes were withheld from the election of L. Kerry Vickar. Ronald P. Burd and David Natan will continue to serve as Directors until their present terms expire in 1999 and their successors are duly elected, and G. Jeff Mennen will continue to serve as Director until his present term expires in 2000 and his successor is duly elected.

         The stockholders also voted to approve the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending September 30, 1998 ("Proposal No. 3"). 25,354,589 votes were cast in favor of this proposal, 109,415 were cast against it and 61,653 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           27.0     Financial Data Schedule

                  b.       Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended December 31, 1998.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOP SOURCE TECHNOLOGIES, INC.


         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer


Dated:  February 11, 1999