Form 10-K/A
period 1998-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1999-05-11
CIK 800055

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

                       Documents Incorporated by Reference

Location in Form 10-K/A No. 2              Incorporated Document
Part III-Items 10, 11, & 12                Definitive Proxy Statement in
                                           connection with its Annual
                                           Meeting of Stockholders
                                           to be held on September 22, 1999

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

C.  Narrative Description of Business

General
The Company markets one product, the OHSS, and provides one service, oil analysis. The Company has three proprietary technologies: its On-Site Oil Analyzer ("OSA"), which generated approximately 3.5% of the Company"s revenues in fiscal 1998; OHSS which generated approximately 96.5% of the Company's revenue in fiscal 1998 and ARCS, which is non-revenue generating.

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

In 1992, the Company recognized a potential business opportunity if it could develop an on-site oil analyzer which, would eliminate the use of a laboratory and provide near instant results to the end-user. Over the next three years, the Company in conjunction with a third party developed the first generation on-site analyzer ("OSA" or "OSA-I"), which was based upon a proprietary database of oil analysis samples, which the Company acquired and further developed.

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

ITEM 1.  BUSINESS
OSA Development  (Continued)

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


Based upon its initial development and experience with the OSA-Is between 1994 and 1997, and input from end-users in a variety of industries, the Company's management recognized that it needed to develop a second generation OSA which was technology enhanced, less expensive, modular, less environmentally sensitive, faster and smaller. At the end of fiscal 1997, TSI began the development of the second generation OSA-II unit. By August 1998, TSI completed the first production run of seven OSA-II units and shipped them for use in a revenue-generating trial, which commenced at a Jacksonville, Florida tire retailer in September 1998. Due to inconsistent levels of interest from store to store in March 1999, all seven OSA-II units were returned to the Company. The Company intends to eventually replace the OSA-I units under lease and previously purchased with OSA-II units. Except for Speedco, the timing and terms under which OSA-Is will be replaced are not currently ascertainable. In August 1998, the Company announced that it had entered into an agreement with Speedco, Inc. ("Speedco") to lease OSA-IIs to be placed at various Speedco truck oil change service centers. Previously, the Company had leased four OSA-Is to Speedco on a test basis. To date, the Company has delivered 14 OSA-IIs to Speedco including three, which replaced OSA-Is. The remaining OSA-I will be replaced in the near future. On November 13, 1998, the Company entered into a strategic alliance with Flying J, Inc. ("Flying J"), a company engaged in various facets of highway-related products and services including the operation of large truck stops. Flying J agreed to purchase and market OSA-IIs in up to 100 of their truck stop service centers. The initial purchase order was for the outright purchase of 10 OSA-II units. The agreement covers a potential purchase of up to 100 OSA-IIs and joint development and marketing of product enhancements to assist in the further commercialization of the OSA-IIs within the truck stop industry. After receipt of the initial 10 OSA-IIs, Flying J may terminate the agreement without any liability.

ITEM 1.  BUSINESS
Formation of Strategic Alliance with Flying J  (Continued)

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


Overhead Speaker Systems The OHSS is marketed and sold to OEMs and in the automotive aftermarket for installation in sport utility vehicles and light trucks. The Company holds five patents for the OHSS, which expire at various times through 2009. The patents cover the design and mounting method, which permits speakers, dome lights and other accessories to be mounted overhead. The assembly includes enclosed audio speakers pre-wired in an overhead mounting system. The unit, about six inches wide, mounts up against the headliner across the width of the sport utility vehicle as a rear speaker system. Overhead mounted speakers deliver unobstructed sound directly to the listener whereas speakers mounted in the side doors, tailgate or cargo area can become obstructed by passengers or cargo. The OHSS eliminates the need for rear speakers in traditional locations, reduces weight in the liftgate and because of its fixed overhead mounting, is not subject to the same risks of damage as speakers located in door or liftgate panels. The OHSS provides the OEMs with a cost-effective solution to improved audio sound without additional expensive tooling and within relatively short lead times, and the assembly reduces installation time in factory applications. The OHSS unit can be installed in less than 30 minutes and retails for around $300.


Since 1992, TSA has been selling its OHSS to Daimler Chrysler AG ("Chrysler") for installation on various models of its Jeep vehicles. OHSS revenue reached a high of $16,580,270 in fiscal 1997. In August 1997, TSA started shipping units for one high-end model of the Grand Cherokee. During fiscal 1997, the Jeep Cherokee contract, which accounted for approximately 44% of TSA's fiscal 1997 revenues, expired. Sales to Chrysler for the one high-end model of the Grand Cherokee expired in October 1998 when Chrysler discontinued that model. The Company continues to ship its OHSS to Chrysler for installation in the Jeep Wrangler vehicles.

At its Troy, Michigan facility, TSA has developed a state-of-the-art sound laboratory, which it uses to develop prototypes for OEMs and after-market applications. As a regular part of its business, TSA has sought to expand the market for OHSS and reduce its reliance upon Chrysler. The goal of the new designs is to open up a wider target market range of vehicles than the sport utility and light truck markets.

ITEM 1.  BUSINESS
Overhead Speaker Systems (Continued)

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


During the period from October 1, 1998 through the date of the filing of this Report, the Company's management and TSA personnel continued to actively pursue opportunities to generate new OEM and after-market revenues. As a result of these efforts in April 1999, the Company received an aftermarket purchase order from a Detroit OEM for approximately $800,000 annually, commencing in the fourth calendar quarter of 1999. In addition, TSA has received non-binding commitments from another Detroit OEM and two aftermarket retailers for approximately $700,000 annually in new business commencing in the fourth calendar quarter of 1999 and the first quarter of 2000. The Company anticipates receiving purchase orders for all of these new programs by May 1999, although there can be no assurances.


On August 14, 1998, the Company executed a Asset Purchase Agreement ("Agreement") with NCT Audio Products Inc., (the "Buyer" or "NCT"), a subsidiary of the NCT Group, Inc. of Stamford, Connecticut (NASDAQ: "NCTI") to purchase substantially all of the assets and liabilities of TSA.


Under the terms and subject to the conditions of the Agreement, on the closing date (the "Closing" or the "Closing Date"), the Buyer agreed to purchase 100% of the assets (the "Assets") and assume substantially all of the liabilities of TSA for a minimum of $10,000,000. The purchase consideration of $10,000,000 consists of a non- refundable $1,450,000 paid to TSA on June 10, 1998 ("Step I"), $2,050,000, which was paid into escrow on July 30, 1998 and released to the Company (and became non-refundable) on December 15, 1998 as a result of an affirmative stockholder approval ("Step II") and the balance of $6,500,000 due at the Closing, which must occur by March 31, 1999 ("Step III"). Additionally, under the terms of the Agreement, TSA could receive up to an additional $6,000,000 payable to the Company in cash based expressly contingent upon the future earnings of the

ITEM 1.  BUSINESS
Sale of TSA (Continued)

Buyer's subsidiary ("New TSA") acquiring the Assets for a two-year period following the Closing (the "Earn-Out"). If earned, for the first year following the Closing ("Year One"), the Buyer shall pay TSA in cash an Earn- Out of up to $3,000,000 and a cumulative amount of up to $6,000,000 for Year One and the 12-month period subsequent to Year One ("Year Two"). The Earn-Out in Year One shall be equal to the amount by which the product of four and one-half times EBITDA, as defined, for Year One exceeds $8,000,000. As used in the Agreement, "EBITDA" means income before interest, taxes, depreciation and amortization of New TSA. The Agreement further provides that EBITDA shall be based solely upon the operations of New TSA based upon operations consistent with the historical operations of TSA and excluding items of income or expense such as non-recurring items, extraordinary items, inter-company items and other items of income and expense, which are not consistent with such past practice.

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

On March 30, 1999, the Company granted the Buyer an extension until May 28, 1999 to complete the purchase of TSA. As consideration for this extension, TSA received a non-refundable fee from the Buyer of $350,000. This extension fee consisted of $20,685 in cash, $125,000 of the Buyer's minority interest in TSA earnings and a $204,315 note payable due on April 16, 1999 (the "Note") from the Buyer to TSA. Additionally, due to the Buyer's failure to close the transaction by March 31, 1999, the Company received a penalty premium of $100,000 of the Buyer's convertible preferred stock. Under the terms of the extension, the Buyer was required to pay the Note no later than April 30, 1999. The Note was not paid on April 30, 1999, and remains unpaid. As a result, none of the $350,000 extension fee can be applied against the $6,500,000 due to be paid by the Buyer to TSA at closing. Therefore, in order to close the transaction, the Buyer must now pay TSA, $6,500,000 plus the Note balance of $204,315 along with accrued interest on the Note since April 16, 1999 at the rate of approximately 17%. Additionally, if the closing does not occur by May 28, 1999, the Buyer will forfeit all minority earnings in TSA from June 1999 through May 2000. If the transaction fails to close by May 28, 1999, the Company will be free to attempt to find another purchaser of TSA and the Buyer will be obligated to sell its TSA shares to any such purchaser on the same terms and conditions as the Company receives for its TSA Common Stock. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.  BUSINESS
Sale of TSA (Continued)

The Buyer is a subsidiary of a public company, which trades on the over-the-counter bulletin board having been delisted from the NASDAQ Small Cap Market. The Buyer's parent company's unaudited financial statements for the nine months ended September 30, 1998 report a net loss attributable to common shareholders of approximately $11,436,000 on reported net revenues of approximately $2,275,000. Based upon the review of these public filings by the Company, and due to the Buyer being newly organized and having minimal working capital, management of the Company believes there is substantial doubt that the Buyer will be able to complete a financing of at least $6,500,000 to complete the acquisition of TSA. This belief is reinforced by the events that occurred in 1999 as described in the above paragraph. If the transaction fails to close by May 28, 1999, the Company will be free to attempt to find another purchaser of TSA and the Buyer will be obligated to sell its TSA shares to any such purchaser on the same terms and conditions as the Company receives for its TSA Common Stock. If Step III is not completed it is unlikely that the Company will be able to secure another purchaser. This may have an adverse effect on the Company's ability to finance OSA-IIs as well as have an adverse effect on the short-term financial condition of the Company. If Step III is ultimately completed, TSA will be accounted for as a discontinued operation. Pending completion of the proposed transaction, the Company is actively seeking to improve TSA's business.


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

ITEM 1.  BUSINESS

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 Compared to 1997 (Continued)

The Company's strategy is to divest substantially all of TSA's assets and focus its resources on the commercialization of OSA-IIs to seven specific markets. The Company believes that this can be best accomplished with potential strategic partners who are interested in licensing the OSA technology for specific industry applications both domestically and internationally.

The Buyer is a subsidiary of a public company, which trades on the over-the-counter bulletin board having been delisted from the NASDAQ Small Cap Market. The Buyer's parent company's unaudited financial statements for the nine months ended September 30, 1998 report a net loss attributable to common shareholders of approximately $11,436,000 on reported net revenues of approximately $2,275,000. Based upon the review of these public filings by the Company, and due to the Buyer being newly organized and having minimal working capital, management of the Company believes there is substantial doubt that the Buyer will be able to complete a financing of at least $6,500,000 to complete the acquisition of TSA. This belief is reinforced by the events that occurred in 1999 as described in Item 1. Business - Sale of TSA. If Step III is not completed it is unlikely that the Company will be able to secure another purchaser. This may have an adverse effect on the Company's ability to finance OSA-IIs as discussed above, as well as have an adverse effect on the short-term financial condition of the Company. If Step III is ultimately completed, TSA will be accounted for as a discontinued operation. Pending completion of the proposed transaction, the Company is actively seeking to improve TSA's business.

The Company believes that their OSA-II marketing efforts will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain their marketing activities it could have a material adverse effect on the financial condition of the Company. The Company will continue to evaluate the success of the new marketing efforts.

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

Forward-Looking Statements
The forward looking statements discussed in the Report under the Business Section, (Item 1.) and above in Liquidity and Capital Resources include those relating to the Company's expectations that it anticipates (1) generating revenue from OSA-II units at current test sites, (2) entering into strategic relationships, (3) renewal of the MCEC refinery OSA study and from other sources and completion of a development prototype, (4) the increase in the usage of oil analysis as a preventative maintenance in new and existing markets, (5) receipt of additional purchase orders from Flying J , and further commercialization of OSA-II usage resulting in additional revenue, (6) receipt of purchase orders and material revenue from a Detroit OEM and two aftermarket retailers for dealer installation of OHSS units, (7) closing of the TSA Asset sale, (8) achieving the Earn-Out and additional OHSS revenues, (9) adequacy of the Company's working capital and liquidity and (10) reducing net operating losses are forward-looking statements within the meaning of the Reform Act.

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

                                              TOP SOURCE TECHNOLOGIES, INC.
                                             ANNUAL REPORT ON FORM 10-K/A No. 2

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

                                                                          19

                          TOP SOURCE TECHNOLOGIES, INC.
                       ANNUAL REPORT ON FORM 10-K/A No. 2

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

                                                                       TOP SOURCE TECHNOLOGIES, INC.
                                                                    ANNUAL REPORT ON FORM 10-K/A No. 2

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

                                        TOP SOURCE TECHNOLOGIES, INC.
                                         ANNUAL REPORT ON FORM 10-K/A No. 2

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

-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    SALE OF TOP SOURCE AUTOMOTIVE, INC.  (Continued)

The consummation of the proposed transaction is subject to the satisfaction or waiver of certain conditions including the Buyer obtaining the necessary financing. As a result of the completion of Steps I and II of the transaction, the Buyer became a 20% owner of the Common Stock of TSA. If Step III of the transaction fails to close by December 31, 1998, the Buyer has a one week option to cancel its exclusive right to purchase the Assets of TSA and as consideration for such cancellation will receive an additional 15% of TSA Common Stock. If the transaction fails to close by March 31, 1999, the Company will be free to attempt to find another purchaser of TSA and the Buyer will be obligated to sell its TSA shares to any such purchaser on the same terms and conditions as the Company receives for its TSA Common Stock. The Buyer failed to complete Step III of the Transaction by December 31, 1998. (See Note 20. for Events Subsequent To The Date Of The Auditor's Report.)

The Buyer is a subsidiary of a public company, which trades on the over-the-counter bulletin board having been delisted from the NASDAQ Small Cap Market. The Buyer's parent company's unaudited financial statements for the nine months ended September 30, 1998 report a net loss attributable to common shareholders of approximately $11,436,000 on reported net revenues of approximately $2,275,000. Based upon the review of these public filings by the Company, and due to the Buyer being newly organized and having minimal working capital, management of the Company believes there is substantial doubt that the Buyer will be able to complete a financing of at least $6,500,000 to complete the acquisition of TSA.If Step III is not completed it is unlikely that the Company will be able to secure another purchaser. This may have an adverse effect on the Company's ability to finance OSA-IIs, as well as have an adverse effect on the short-term financial condition of the Company. If Step III is ultimately completed, TSA will be accounted for as a discontinued operation. Pending completion of the proposed transaction, the Company is actively seeking to improve TSA's business.

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

As a result of the hiring of a new CEO, who replaced Mr. Landow as CEO in May 1997, a breach in the terms of the original Employment Agreement occurred, thus, Mr. Landow could have requested that the "Good Reason" clause of his contract be triggered effective July 1, 1997. Mr. Landow waived this clause with the approval of the Board of Directors as it was determined to be in the best interest of the Company to retain Mr. Landow for a period of one year. This waiver was effective until June 30, 1998 or earlier, if elected by Mr. Landow at which time the terms of the original Employment Agreement remained in effect, with the exception of the incentive payments which would be calculated based on the previous sales for the period from July 1, 1996 through June 30, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------
13.  RELATED PARTY TRANSACTIONS (Continued)


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

A committee of non-employee directors administers the 1993 Plan. The committee, subject to certain restrictions in the 1990 Stock Plan, has the authority to grant or issue, as applicable, ISOs, Non-Qualified Options, Awards, Purchases and Non-Discretionary Options. The committee also establishes exercise or issue prices, vesting schedules and expiration dates.



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

A committee of non-employee directors administer the 1993 Plan. The committee, subject to certain restrictions in the 1993 Plan, has the authority to (i) determine the employees of the Company to whom ISOs may be granted, and determine to whom Non-Qualified Options may be granted; (ii) determine the time or times at which Options may be granted; (iii) determine the exercise price of shares subject to Options; (iv) determine whether Options granted shall be ISOs or Non-Qualified Options; (v) determine the time or times when the Options shall become exercisable, the duration of the exercise period and when the Options shall vest; (vi) determine whether restrictions such as repurchase Options are to be imposed on shares subject to Options and the nature of such restrictions, if any, and (vii) interpret the 1993 Plan and promulgate and rescind rules and regulations relating to it.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See Item 8. Financial Statements and Supplementary Data, Note 13. Related Party Transactions.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
   (a)    (1)  Financial Statements. (See Item 8. of Form 10-K/A No.2..... 16
   (a)    (2)  Financial Statement Schedules required to be filed.
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