Form 10-Q
period 1999-03-31
TOP SOURCE TECHNOLOGIES INC
filed 1999-05-12
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 1999

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

               Class                          Outstanding at May 12, 1999
Common stock: $.001 par value                       29,799,031 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                                      INDEX






                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                          Page

                Consolidated Balance Sheets as of March 31, 1999
                 (Unaudited) and September 30, 1998......................1

                Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998 (Unaudited)...2

                Consolidated Statements of Operations for the
                Six Months Ended March 31, 1999 and 1998 (Unaudited).....3

                Consolidated Statements of Cash Flows for the
                Six Months Ended March 31, 1999 and 1998 (Unaudited).....4

                Notes to Unaudited Interim Consolidated
                Financial Statements...................................5-9


ITEM 2.  Management's Discussion and Analysis of Interim
                Financial Condition and Results of Operations........10-14



                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K................................15

                                                TOP SOURCE TECHNOLOGIES, INC.
                                                          FORM 10-Q

                                                 CONSOLIDATED BALANCE SHEETS
                                          AS OF MARCH 31, 1999 AND SEPTEMBER 30, 1998

-------------------------------------------------------------------------------------------------------------------------------
                                                                          ------------------                  -----------------
                                                                             (Unaudited)
                                                                              March 31,                        September 30,
ASSETS                                                                          1999                                1998
                                                                          ------------------                  -----------------
Current Assets:
  Cash and cash equivalents                                                       $ 847,069                          $ 488,899
  Accounts receivable trade                                                       1,572,926                          1,656,317
  Inventories                                                                     2,369,602                          1,489,840
  Prepaid expenses                                                                  131,336                            194,482
  Other                                                                             106,535                            152,349
                                                                          ------------------                  -----------------
Total current assets                                                              5,027,468                          3,981,887
Property and equipment, net                                                       1,115,149                            786,438
Manufacturing and distribution rights and patents, net                              257,240                            271,502
Capitalized database, net                                                         1,967,777                          2,073,194
Note receivable from officer                                                              -                             26,260
Other assets, net                                                                   359,936                            133,814
                                                                          ------------------                  -----------------
TOTAL ASSETS                                                                    $ 8,727,570                        $ 7,273,095
                                                                          ==================                  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                $ 1,276,943                        $ 1,318,835
  Accounts payable                                                                  873,581                            842,903
  Accrued liabilities                                                             1,274,895                            840,705
                                                                          ------------------                  -----------------
Total current liabilities                                                         3,425,419                          3,002,443
  Senior subordinated convertible notes                                             707,000                          3,020,000
  Other liabilities                                                                 263,469                            429,524
                                                                          ------------------                  -----------------
Total liabilities                                                                 4,395,888                          6,451,967

Minority interest                                                                   734,677                            364,157

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; 3,500 outstanding                                                  3,127,015                            943,807
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 29,799,031 and 29,053,803 shares issued and
   outstanding in 1999 and 1998, respectively                                        29,799                             29,054
  Additional paid-in capital                                                     30,926,413                         29,624,951
  Accumulated deficit                                                           (29,136,868)                       (28,791,487)
  Treasury stock-at cost; 466,234  shares                                        (1,349,354)                        (1,349,354)
                                                                          ------------------                  -----------------
Total stockholders' equity                                                        3,597,005                            456,971
                                                                          ------------------                  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 8,727,570                        $ 7,273,095
                                                                          ==================                  =================




See accompanying notes to unaudited interim consolidated financial statements.

                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        FORM 10-Q

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                                       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                              1999                              1998
                                                                        ------------------                -----------------
Product sales                                                                  $2,123,332                       $3,172,381
Service revenue                                                                   468,332                          168,057
                                                                        ------------------                -----------------
    Net sales                                                                   2,591,664                        3,340,438
                                                                        ------------------                -----------------
 Cost of product sales                                                          1,408,944                        2,146,147
 Cost of services                                                                 266,913                           81,645
                                                                        ------------------                -----------------
   Cost of sales                                                                1,675,857                        2,227,792
                                                                        ------------------                -----------------
Gross profit                                                                      915,807                        1,112,646
                                                                        ------------------                -----------------
Expenses:
  General and administrative                                                      939,924                        1,206,217
  Selling and marketing                                                           264,065                          314,169
  Depreciation and amortization                                                   112,449                          222,981
  Research and development                                                         24,286                           47,175
                                                                        ------------------                -----------------
Total expenses                                                                  1,340,724                        1,790,542
                                                                        ------------------                -----------------
Loss from operations                                                             (424,917)                        (677,896)
Other income (expense):
  Interest income                                                                  23,796                           23,276
  Interest expense                                                               (109,824)                        (135,839)
  Minority interest                                                               (80,850)                               -
  Other income, net                                                                11,314                           28,573
                                                                        ------------------                -----------------
Net other expense                                                                (155,564)                         (83,990)
                                                                        ------------------                -----------------
Loss before income taxes                                                         (580,481)                        (761,886)
Income tax expense                                                                (18,750)                         (18,500)
                                                                        ------------------                -----------------
Net loss                                                                         (599,231)                        (780,386)
Embedded dividend on preferred stock                                             (149,379)                               -
Preferred dividends                                                               (81,985)                               -
                                                                        ==================                =================
Net loss available to common stockholders                                       ($830,595)                       ($780,386)
                                                                        ==================                =================
Loss per common share:
Loss available to common stockholders
   Basic                                                                            (0.03)                           (0.03)
                                                                        ==================                =================
   Diluted                                                               $            (0.03)               $          (0.03)
                                                                        ==================                =================

Basic weighted average common shares outstanding                               28,976,704                       28,135,799
                                                                        ==================                =================
Diluted weighted average common shares outstanding                             28,976,704                       28,135,799
                                                                        ==================                =================

See accompanying notes to unaudited interim consolidated financial statements.

                                         TOP SOURCE TECHNOLOGIES, INC.
                                                   FORM 10-Q

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                       1999                            1998
                                                                  ----------------                ---------------
Product sales                                                          $4,141,644                     $6,419,416
Service revenue                                                           542,909                        197,350
                                                                  ----------------                ---------------
    Net sales                                                           4,684,553                      6,616,766
                                                                  ----------------                ---------------
 Cost of product sales                                                  2,676,905                      4,276,793
 Cost of services                                                         310,443                         90,899
                                                                  ----------------                ---------------
   Cost of sales                                                        2,987,348                      4,367,692
                                                                  ----------------                ---------------
Gross profit                                                            1,697,205                      2,249,074

Expenses:
  General and administrative                                            1,955,393                      2,251,457
  Selling and marketing                                                   580,294                        634,559
  Depreciation and amortization                                           222,159                        483,140
  Research and development                                                112,963                         62,440
                                                                  ----------------                ---------------
Total expenses                                                          2,870,809                      3,431,596
                                                                  ----------------                ---------------
Loss from operations                                                   (1,173,604)                    (1,182,522)
Other income (expense):
  Interest income                                                          56,249                         52,299
  Interest expense                                                       (276,502)                      (277,815)
  Gain on sale of minority interest in subsidiary                       1,662,870                              -
  Minority interest                                                       (87,807)                             -
  Other (expense) income, net                                             (38,490)                        32,970
                                                                  ----------------                ---------------
Net other income (expense)                                              1,316,320                       (192,546)
                                                                  ----------------                ---------------
Income (loss) before income taxes                                         142,716                     (1,375,068)
Income tax expense                                                        (37,500)                       (37,000)
                                                                  ----------------                ---------------
Income (loss) from continuing operations                                  105,216                     (1,412,068)
 Gain on extinguishment of debt                                           158,745                              -
                                                                  ----------------                ---------------
Net income (loss)                                                         263,961                     (1,412,068)
Embedded dividend on preferred stock                                     (301,833)                             -
Preferred dividends                                                      (119,956)                             -
Value of warrants issued with preferred stock                            (187,549)                             -
                                                                  ================                ===============
Net loss available to common stockholders                               ($345,377)                   ($1,412,068)
                                                                  ================                ===============
Earnings (loss) per common share:
   Loss per common share before extraordinary item:
   Basic                                                           $        (0.02)             $           (0.05)
                                                                  ================                ===============
   Diluted                                                                  (0.02)                         (0.05)
                                                                  ================                ===============
Extraordinary item:
   Basic                                                                     0.01                          -
                                                                  ================
   Diluted                                                                   0.01                          -
                                                                  ================
Net loss available to common stockholders
   Basic                                                                    (0.01)                         (0.05)
                                                                  ================                ===============
   Diluted                                                         $        (0.01)             $           (0.05)
                                                                  ================                ===============

Basic weighted average common shares outstanding                       28,883,197                     28,110,033
                                                                  ================                ===============
Diluted weighted average common shares outstanding                     28,883,197                     28,110,033
                                                                  ================                ===============


See accompanying notes to unaudited interim consolidated financial statements.

                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        FORM 10-Q

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                                       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                1999                              1998
                                                                        ------------------                -----------------
OPERATING ACTIVITIES:
    Net income (loss)                                                           $ 263,961                     $ (1,412,068)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Gain on sale of minority interest in subsidiary                            (1,662,870)                               -
    Depreciation                                                                  209,564                          499,513
    Amortization                                                                  184,958                          139,659
    Gain on extinguishment of debt                                               (158,745)                               -
    Disposal of equipment                                                           3,100                          127,200
    Repayments from officers                                                       26,260                            5,044
    Minority interest                                                              48,987                                -
    Decrease (increase) in accounts receivable, net                                83,391                         (253,309)
    Increase in inventories                                                      (879,762)                        (294,558)
    Decrease in prepaid expenses                                                   63,146                           18,250
    Decrease in other assets                                                       45,814                          720,622
    Increase in accounts payable                                                   30,678                          350,203
    Increase (decrease) in accrued liabilities                                    261,284                         (504,322)
    Decrease in other liabilities                                                (166,055)                               -
                                                                        ------------------                -----------------
Net cash used in operating activities                                          (1,646,289)                        (603,766)
                                                                        ------------------                -----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                     (541,375)                        (176,096)
    Proceeds from sale of minority interest in subsidiary, net                  2,039,079                                -
    Additions to patent costs, net                                                (47,443)                         (18,994)
    Discontinued operations - change in net assets                                      -                           (8,407)
                                                                        ------------------                -----------------
Net cash provided by (used in) investing activities                             1,450,261                         (203,497)
                                                                        ------------------                -----------------

FINANCING ACTIVITIES:
    Proceeds from exercises of stock options and warrants                          26,659                          216,250
    Preferred stock issuance, net                                               3,385,766                                -
    Redemption of preferred stock Series A                                       (500,000)                               -
    Repayments of Senior Convertible Notes                                     (2,064,617)                               -
    Purchase of certificate of deposit                                           (251,718)                               -
    Repayments of borrowings                                                      (41,892)                        (967,040)
                                                                        ------------------                -----------------
Net cash provided by (used in) financing activities                               554,198                         (750,790)
                                                                        ------------------                -----------------
Net increase (decrease) in cash and cash equivalents                              358,170                       (1,558,053)
Cash and cash equivalents at beginning of period                                  488,899                        2,103,679
                                                                        ------------------                -----------------
Cash and cash equivalents at end of period                                       $847,069                         $545,626
                                                                        ==================                =================

See accompanying notes to unaudited interim consolidated financial statements.

                         TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION


         The accompanying financial statements of Top Source Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A No. 2 for the year ended September 30, 1998. Certain fiscal year 1998 amounts have been reclassified to conform to current year presentation.

Comprehensive Income

         For the three and six months ended March 31, 1999 and 1998, there were no differences between net income and comprehensive income.

2.        INCOME (LOSS) PER SHARE

         The Company adopted SFAS No. 128, "Earnings Per Share" during the fiscal 1998. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Convertible securities and common share equivalents have not been included in the computation of diluted loss per share in the accompanying statements of operations for the three and six months ended March 31, 1999 and 1998 as their impact would have been antidilutive.

         For the three and six months ended March 31, 1999, the effect of equivalent shares related to stock options, warrants and preferred stock were 4,443,276 and 4,595,976, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive. For the three and six months ended March 31, 1998, the effect of equivalent shares related to stock options was 286,738 and 335,955, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.       INVENTORIES

         Inventories consisted of the following:
                                                  March 31,   September 30,
                                                    1999          1998
                                                    ----          ----

           Raw materials                          $1,633,109  $ 1,388,058
           Finished goods                            736,493      101,782
                                                       ----       -------
                                                  $2,369,602  $ 1,489,840
                                                  ==========   ===========
4.       DEBT

         During November and December 1998, the Company restructured substantially all of its outstanding $3,020,000 of Senior Subordinated Convertible Notes (the "Notes"). On November 20, 1998, with a portion of the proceeds from the sale of Series B Convertible Preferred Stock (See Note 5. Convertible Preferred Stock), the Company prepaid an aggregate of $745,000 principal amount of Notes held by certain Noteholders agreeing to these prepayment terms ("Group One") for $496,617 resulting in a savings of $248,383 in principal amount (not including future debt service costs). In connection with the discounting of these Group One Notes, the Company issued to the Noteholders warrants to purchase an aggregate of 248,383 shares of the Company's Common Stock exercisable over a five-year period at $1.78 per share. The value of the warrants utilizing the Black Scholes pricing model in accordance with SFAS 123 was $71,475 and was included in reducing the value of the savings disclosed above in determining the extraordinary gain on extinguishment of debt. The net extraordinary gain on extinguishment of debt amounted to $158,745.

         On December 15, 1998 concurrent with the approval of the sale of Top Source Automotive, Inc. ("TSA") Assets by the Company's stockholders in which the Company received $2,050,000 (See Note 6. Sale of Top Source Automotive, Inc.), $2,240,000 of the remaining $2,275,000 of Noteholders ("Group Two") agreed to redeem $1,568,000 principal amount of the Notes, which was paid with a portion of Series B Convertible Preferred Stock, leaving $672,000 of principal outstanding due June 2000. In connection with the Group Two redemption, the Noteholders agreed to reduce the interest rate from 9% to 5% and reduce the conversion price on the remaining Note balance, from $10.00 per share to $2.00 per share. The terms of the remaining Noteholder (not agreeing to accept the terms of either the Group One or Group Two Noteholders) with a principal balance of $35,000 stayed the same with an interest rate of 9% and principal due June 2000. In connection with the repayment of the Notes, a waiver of certain restrictive provisions of the Note Purchase Agreement, including the requirement that the Company maintain a 1.5 to 1 debt to equity ratio, was received (through and including September 30, 1999).

5.       CONVERTIBLE PREFERRED STOCK

         On November 17, 1998, the Company sold $3,500,000 of its Series B Convertible Preferred Stock ("Series B Preferred") to two trusts in which Mr. G. Jeff Mennen, a director of the Company, is one of the co-trustees and sole trustee, respectively, and the beneficiaries are members of Mr. Mennen's immediate family (the "Mennen Trusts"). The Series B Preferred is convertible on or after November 1, 1999 into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 85% of the closing bid price of the Common Stock on the previous trading day (the "Conversion Price"). The Company had the option to redeem the Series B Preferred at 110% of Stated Value plus accrued dividends at any time before May 1, 1999, and at a price of 115% of Stated Value plus accrued dividends commencing on May 1, 1999 and expiring on October 27, 1999.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.       CONVERTIBLE PREFERRED STOCK ( Continued )

         The Series B Preferred pays a dividend of 9% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of: (A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause (A). As additional consideration, the Company issued to the Mennen Trusts 350,000 warrants to purchase the Company's Common Stock exercisable over a 10-year period at a price of $1.94 per share (which was equivalent to $1.00 above the closing price on the day of consummation of the Series B Preferred sale transaction). Additionally, since the Series B Preferred had not been redeemed or converted into Common Stock on or before May 1, 1999 (which conversion would have required the Company's consent), the Company issued to the Mennen Trusts an additional 50,000 10-year warrants exercisable at a price of $1.75 which was $.50 per share above the closing price of the Company's Common Stock on April 30, 1999. In the event the Series B Preferred has not been redeemed by October 27, 1999, the Company has agreed to file a registration statement to cover the public sale of the shares of Common Stock issuable on conversion of the Series B Preferred and exercise of the warrants not later than November 30, 1999. The Company consummated this transaction after diligently and actively seeking alternative financing sources and concluding that the proposal was superior to competing offers available in strict arms-length transactions. The Board of Directors voted unanimously to approve the sale of the Series B Preferred with Mr. Mennen abstaining.

         On November 8, 1998, the Company redeemed one-half or $500,000 Stated Value of the existing Series A Preferred Stock ("Series A Preferred") by paying the holders an aggregate purchase price of $600,000. The holders also agreed not to convert $350,000 Stated Value of Series A Preferred until after March 31, 1999 (and the Company retained the right to redeem $350,000 Stated Value of Series A Preferred Stock at a 20% premium above Stated Value at any time before or after March 31, 1999). The remaining $150,000 Stated Value of Series A Preferred was converted into an aggregate of 387,554 shares of Common Stock (including accrued dividends) in accordance with the terms of the Series A Preferred. As consideration for the delay in converting $350,000 Stated Value of the Series A Preferred, the Company issued to the two holders thereof, five-year warrants to purchase an aggregate of 25,000 share of Common Stock exercisable at $.8937 per share commencing in April 1999.

         On March 30, 1999, the Company and the holder of the Series A Preferred agreed to modify the conversion terms of the remaining $350,000 of Series A
Preferred resulting in the conversion of the Series A Preferred into Common stock at $1.00 per share, or into 350,000 shares. The holder agreed to restrict public sale of these 350,000 shares of Common Stock until October 1, 1999 and thereafter 70,000 shares, on a cumulative basis, may be sold each month. The $1.00 price was substantially higher than the price permissible and occurred as the result of the Company agreeing not to redeem the $350,000 Series A Preferred.

         As discussed above, the issuance of the Series B Preferred and the redemption of one-half of the Series A Preferred includes the issuance of Common Stock warrants. The value of these warrants utilizing the Black Scholes Option Pricing Model in accordance with SFAS No. 123 is approximately $188,000. The value of these warrants have been deducted from amounts available to common stockholders for purposes of calculating income per share for the six months ended March 31, 1999.

         Additionally, in connection with the issuance of the Series B Preferred Stock, the conversion feature calls for a 15% discount. The intrinsic value of the beneficial conversion feature of the Series B Preferred is approximately $618,000 and will be amortized as an embedded dividend in the statement of operations in fiscal 1999 over the earliest conversion date of the Series B or (November 1, 1999). The Company recorded approximately $246,000 of the conversion feature during the six months ended March 31, 1999.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.       SALE OF TOP SOURCE AUTOMOTIVE, INC.

         On August 14, 1998, the Company executed a Asset Purchase Agreement ("Agreement") with NCT Audio Products Inc., (the "Buyer"), a subsidiary of the NCT Group, Inc. of Stamford, Connecticut ("NCTI") to purchase substantially all of the assets and liabilities of TSA.

         Under the terms and subject to the conditions of the Agreement, on the closing date (the "Closing" or the "Closing Date"), the Buyer agreed to purchase 100% of the assets (the "Assets") and assume substantially all of the liabilities of TSA for a minimum of $10,000,000. The purchase consideration of $10,000,000 consists of $1,450,000 paid to TSA on June 10, 1998 ("Step I"),
$2,050,000, which was paid into escrow on July 30, 1998 and released to the Company (and became non-refundable) on December 15, 1998 as a result of an affirmative stockholder approval ("Step II") and the balance of $6,500,000 due at the Closing, which was to occur by March 31, 1999 ("Step III").

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

         On March 30, 1999, the Company granted the Buyer an extension until May 28, 1999 to complete the purchase of TSA. As consideration for this extension, the Company received a non-refundable fee from the Buyer of $350,000. This extension fee consisted of $20,685 in cash, $125,000 of the Buyer's minority interest in TSA earnings and a $204, 315 note payable due on April 30, 1999 (the "Note") from the Buyer to TSA. Additionally, due to the Buyer's failure to close the transaction by March 31, 1999, the Company received a penalty premium of $100,000 of the Buyer's convertible preferred stock.

         Under the terms of the extension, the Buyer was required to pay the Note no later than April 30, 1999. The Note was not paid on April 30, 1999, and remains unpaid. As a result none of the $350,000 extension fee can be applied against the $6,500,000 due to be paid by the Buyer to TSA at closing. Therefore, in order to close the transaction, the Buyer must now pay TSA, $6,500,000 plus the Note balance of $204,315 along with accrued interest on the Note since April 16, 1999 at the rate of approximately 17%.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.       SALE OF TOP SOURCE AUTOMOTIVE, INC. ( Continued )

         The Buyer is a subsidiary of NCTI, whose common stock trades on the over-the-counter bulletin board having been delisted from the NASDAQ Small Cap Market. NCTI's audited financial statements for the year ended December 31, 1998 report a net loss attributable to common shareholders of approximately $17,868,000 on reported net revenues of approximately $3,324,000. Based upon the review of these public filings by the Company, and due to the Buyer being newly organized and having minimal working capital, management of the Company believes there is substantial doubt that the Buyer will be able to complete a financing of at least $6,500,000 to complete the acquisition of TSA. This belief is reinforced by the events that have occurred in 1999 as described in the previous paragraph. In the event that Step III is not completed, it is unlikely that the Company will be able to secure a new buyer. This may have an adverse effect on the Company's ability to finance OSA-IIs ,as well as have an adverse effect on the short-term financial condition of the Company. If Step III is ultimately completed, TSA will be accounted for as a discontinued operation. Pending completion of the proposed transaction, the Company is actively seeking to improve TSA's business.

         If the transaction fails to close by May 28, 1999, the Company will be free to attempt to find another purchaser of TSA and the Buyer will be obligated to sell its TSA shares to any such purchaser on the same terms and conditions as the Company receives for its TSA Common Stock.

        Upon the sale of 100% of TSA's Assets, this transaction will be treated as a discontinued operation, as defined under Accounting Principles Board No.
30. However, due to the substantial doubt that the Company may not receive the final payment from the Buyer, the gain on the equity interest has been treated as part of continuing operations on the March 31, 1999 Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the three and six months ended March 31, 1999 was $2,591,664 and $4,684,553 compared to $3,340,438 and $6,616,766 for the same periods in 1998. The decrease in revenue for the three and six month period ended March 31, 1999 compared to the same periods in 1998 is primarily attributable to the loss of the patented Overhead Mounted Speaker System ("OHSS") sales for the Grand Cherokee(TM) contract which expired in October 1998 partially offset by an increase in OSA service revenues.

For the three and six months ended March 31, 1999, the Jeep Grand Cherokee(TM) sales were $0 and $11,718 compared to $1,075,268 and $2,173,007 in sales for the three and six months ended March 31, 1998. Wrangler sales remained relatively unchanged for the three months March 31, 1999 and declined 4% for the six months ended March 31, 1999 compared to the same periods in 1998.

For the three and six months ended March 31, 1999, On-Site Oil Analyzer ("OSA") sales were $468,332 and $542,909 compared to $168,057 and $197,350 for the same periods in 1998. The increase in OSA sales for the three and six month periods of 179% and 175% is primarily the result of the sale of 5 second generation ("OSA II") machines during the three months ended March 31, 1999 compared to the sale of 2 first generation ("OSA I") machines during the three months ended March 31, 1998. In addition, monthly revenue increased as a result of 18 OSA I and 33 OSA II machines generating various levels of revenue (some of which were nominal) for the six months ended March 31, 1999 compared to 19 OSA I units in 1998.

As of May 12, 1999, Top Source Instruments, Inc. ("TSI") had approximately 58 OSA units generating various levels of revenue (in some cases nominal monthly revenue) through lease and revenue generating tests in a variety of industries including automobile dealerships, mini labs, truck lube centers, truck stops, and a motorcycle development laboratory.

The gross profit margin for three and six months ended March 31, 1999 was 35.3% and 36.2% compared to 33.1% and 34.0% for the same periods in 1998. The slight increase in the gross profit margin compared to the prior year is primarily attributable to the sale of the 5 OSA-II machines during the six months ended March 31, 1999.

General and administrative expenses were $939,924 and $1,955,393 for the three and six months ended March 31, 1999 compared to $1,206,217 and $2,251,457 for the same period in 1998. This decrease is attributable to a reduction in expenses at TSA and corporate offset partially by increases in expenses at TSI as a result of the growth and expansion of the business.

Depreciation and amortization was $112,449 and $222,159 for the three and six months ended March 31, 1999 compared to $222,981 and $483,140 for the same periods in 1998. This decrease is primarily attributable to the write-down of the original OSA I machines in September 1998.

Interest income increased 7.6% for the six months ended March 31, 1999 compared to the same period in 1998. The increase is attributable to interest on the $2,050,000 escrow deposit released to the Company in December 1998 in connection with the sale of TSA. This increase was offset by a decline in on hand cash balances due to operating losses and purchases of capital equipment and inventory.

Interest expense decreased $26,015 for the three months ended March 31, 1999 compared to the same period in 1998. The decrease is due to a decrease in interest as a result of the restructuring of the senior subordinated convertible notes in November and December 1998 offset by an increase in amortization of loan fees on its credit facility and interest on accrued severance agreement.

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

The Company's strategy since March 1998 has been to divest substantially all of TSA's assets and focus its resources on the commercialization of OSA-IIs in a number of diverse market segments.

Despite the fact that the Company has received $3,500,000 toward the $10,000,000 purchase price, the Company believes that there is substantial doubt that the Buyer will be able to complete a financing of at least $6,500,000 to complete the acquisition of TSA. This belief is reinforced by the events that occurred in 1999 as described in Note 6. Sale of Top Source Automotive, Inc. to the unaudited Interim Consolidated Financial Statements. If Step III is not completed it is unlikely that the Company will be able to secure another purchaser. This may have an adverse effect on the Company's ability to finance OSA-IIs, as well as have an adverse effect on the short-term financial condition of the Company. If Step III is ultimately completed, TSA will be accounted for as a discontinued operation. Pending completion of the proposed transaction, the Company is actively seeking to improve TSA's business.

Since October 1998, OSA II activity at various customer locations has increased. The Company intends to eventually replace all OSA I's previously purchased and leased with OSAII's by the end of calendar 1999. The terms of the replacements are not currently ascertainable.

In August 1998 the Company announced that it had entered into an agreement with Speedco Inc. ("Speedco"), to lease OSAII's to be placed at various Speedco truck oil quick-change service centers. Previously, the Company had leased four OSA-Is to Speedco on a test basis. To date, the Company has delivered 14 OSA-IIs to Speedco including three, which replaced OSA-Is. The remaining OSA-I will be replaced in the future.

In November 1998, the Company entered into a strategic alliance with Flying J Inc. ("Flying J") a billion dollar revenue company engaged in various facets of highway-related products and services including the operation of large truck stop centers. Under the terms of the agreement, Flying J agreed to purchase and market OSA-II's in their truck stop service centers. The initial order by Flying
J. was for the outright purchase of 10 OSA-II units for approximately $700,000. The agreement covers the potential purchase of up to 100 OSA-II's, payment of per sample technology licensing fees, and provides financial incentive to Flying J for meeting certain performance milestones. In January 1999, Flying J. paid the Company in full for all 10-OSAII units covered in the initial purchase order. Originally, the Company anticipated recording revenue on the sale of 10 units to Flying J. However, since 6 units remained in storage in a segregated area at our Atlanta facility, revenue on these units could only be recorded upon shipment to Flying J locations. Accordingly, approximately $420,000 has been recorded as deferred revenue at March 31, 1999 and is included as accrued liabilities in the accompanying balance sheet. All 6 of these units were shipped to Flying J locations subsequent to March 31, 1999, therefore, the deferred revenue of $420,000 will be recognized as revenue in the third fiscal quarter. There can be no assurances that Flying J. will decide to purchase any additional OSAII's units.

In February 1999, the Company entered into an agreement with CTC Analytical Services ("CTC") and Conam Inspection ("Conam"), U.S. based affiliates of Stavely plc ("Stavely"), a $500 million revenue UK based company. Under the terms of the strategic alliance, equipment purchase and lease, and software license agreement, CTC and Conam will receive the exclusive rights to sell and lease OSA-IIs in certain markets and the right to purchase OSA-IIs for use in their own laboratories. In return and in order to maintain their exclusivity, CTC and Conam will be required to achieve significant ongoing OSA-II performance milestones through purchases and leases of the OSA-II. CTC and Conam combined are the largest independent suppliers in the world of traditional laboratory oil analysis services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In March 1999, the Company and Service Solutions, a unit of SPX Corporation a billion dollar revenue company, entered into an exclusive distribution agreement for the OSA-II. Under this exclusive agreement, the OSA-II will be available to Service Solutions' entire network of trucking, agricultural, construction franchise and independent service locations. Service Solutions provides specialty service tools and equipment, electronics diagnostics, emissions testing equipment and technical information services for the global motor vehicle industry. SPX Corporation is a global provider of industrial products and services, technical products and systems, service solutions and vehicle components.

Net Loss Analysis

In order to avoid current, material, ongoing operating losses, and an increase in this operating loss after the projected sale of TSA Assets ( See Note 6. Sale of Top Source Automotive, Inc. ), if it occurs, the Company must generate new, material ongoing OSA or other revenues in future months. The Company believes that the recent OSA activity described in the MD&A section will improve OSA visibility in the marketplace that which will lead to significant increases in future OSA revenues. However, no assurances can be given.

Liquidity and Capital Resources
Net cash used in operating activities was $1,646,289 for the six months ended March 31, 1999. This usage of cash was attributable to a net loss of $1,163,132, which excludes depreciation, amortization, gain on sale of minority interest in subsidiary and gain on extinguishement of debt and an increase in inventories of $879,762. This was partially offset by a decrease in accounts receivable of $83,391 and prepaid and other assets of $108,960 and an increase in accounts payable, accrued liabilities and accrued liabilities of $125,907. The decrease in accounts receivable is primarily attributable to the loss of the Grand Cherokee(TM) contract which expired in October 1998. The increase in inventories is primarily the result of the build-up of OSA-II units in anticipation of future OSA-II orders.

Net cash provided by investing activities was $1,450,261. This increase in cash was attributable to the release of the $2,050,000 escrow deposit in connection with the sale of TSA to the Company on December 15, 1998 offset by expenditures for capital assets.

Net cash provided by financing activities was $554,198, which consisted of net proceeds from sales of common stock through exercise of stock options of $26,659, net proceeds from the sale of Series B Preferred stock of $3,385,766 offset by the redemption of 50% or $500,000 of the Series A Preferred stock, the repayment of the Notes of $2,064,617, repayments of $41,892 on the Company's credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("Nations") and purchase of a $250,000 certificate of deposit for Nations.

The Credit Facility, which is secured by substantially all of the assets of the Company enables the Company to potentially borrow a sum based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of all accounts receivable and 50% of inventory for TSA. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for the fee calculation purposes. The Company's effective interest rate for the six months ended March 31, 1999 factoring the interest earned on used drawn funds was 17.4%. As of March 31, 1999 and May 12, 1999, the unused available borrowings on this Credit Facility were $85,000 and $50,000, respectively.

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

Liquidity and Capital Resources - (Continued)
On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management ("Mellon"), whereby the holders would purchase $3,020,000 in Senior Subordinated nine percent (9%) convertible notes maturing in June 2000. After June 9, 1996, the Notes could be prepaid by the Company without penalty and can be converted by the holders into fully registered shares of the Company's Common Stock at a conversion price of $10 per share. The Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to 1.0. As of September 30, 1998, the Company was not in compliance with the ratio. Subsequent, to September 30, 1998, the Company restructured substantially all of the Notes, which included a waiver of the debt to equity ratio for fiscal 1999 (see Note 4 Debt ).

As of May 12, 1999, the Company had approximately $1,000,000 (which includes $250,000 held as collateral by Nations) of cash. As noted in this liquidity section, the Company has substantially increased its OSA-II inventory levels. In the event the Company is unable to sell TSA in the short-term, the Company will be required to secure additional financing to fund it operations.

The Company is currently actively engaged in discussions with lenders and possible sources of equity financing. Although there can be no assurances, based upon the current status of the Company's business, and indications of interest from financing sources, the Company believes that it will be able to meet its working capital needs.

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

Forward-Looking Statements

The forward looking statements discussed in this Report include those relating to the Company's expectations that it anticipates (1) receipt of additional purchase orders from Flying J and further commercialization of OSA-II usage resulting in additional significant revenue, (2) closing of the TSA Asset sale,
(3) adequacy of the Company's working capital and liquidity, (4) replacement of OSA-Is with OSA-IIs and (5) the Company will become Y2K compliant are forward-looking statements within the meaning of the Reform Act.

Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to market OSAs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) the ability of the Buyer to close its financing (7) the Company's ability to attract strategic partners for OSA-II (8) the Company's ability to make its systems Y2K compliant for the anticipated costs and various risks which impact on the ability of TSI suppliers to achieve Y2K compliance or for TSI to locate alternative suppliers and (9) the ability of the Company to reach agreement on the terms of a new debt or equity financing. .

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           27.0     Financial Data Schedule

                  b.       Reports on Form 8-K

                           No reports on Form 8-K were filed  during the quarter
ended March 31, 1999.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOP SOURCE TECHNOLOGIES, INC.


         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer


Dated:  May 12, 1999