Form 10-Q
period 1999-06-30
TOP SOURCE TECHNOLOGIES INC
filed 1999-08-16
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1999

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

               Class                          Outstanding at August 13, 1999
Common stock: $.001 par value                       29,799,281 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q



                                      INDEX






                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                          Page

                Consolidated Balance Sheets as of June 30, 1999
                 (Unaudited) and September 30, 1998......................1

                Consolidated Statements of Operations for the
                Three Months Ended June 30, 1999 and 1998 (Unaudited)....2

                Consolidated Statements of Operations for the
                Nine Months Ended June 30, 1999 and 1998 (Unaudited).....3

                Consolidated  Statements of Cash Flows for the Nine
                Months Ended June 30, 1999 and 1998 (Unaudited)..........4

                Notes to Unaudited Interim Consolidated
                Financial Statements...................................5-9


ITEM 2.  Management's Discussion and Analysis of Interim
                Financial Condition and Results of Operations........10-15



                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K...............................15


                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998

-------------------------------------------------------------------------------------------------------------------------------
                                                                          -------------------                 -----------------
                                                                             (Unaudited)
                                                                               June 30,                        September 30,
ASSETS                                                                           1999                               1998
                                                                          -------------------                 -----------------
Current Assets:
  Cash and cash equivalents                                                        $ 542,052                         $ 488,899
  Accounts receivable trade                                                        1,669,128                         1,656,317
  Inventories                                                                      2,566,089                         1,489,840
  Prepaid expenses                                                                   122,685                           194,482
  Other                                                                              125,175                           152,349
                                                                          -------------------                 -----------------
Total current assets                                                               5,025,129                         3,981,887
Property and equipment, net                                                        1,438,158                           786,438
Manufacturing and distribution rights and patents, net                               242,997                           271,502
Capitalized database, net                                                          1,915,069                         2,073,194
Note receivable from officer                                                               -                            26,260
Other assets, net                                                                    307,771                           133,814
                                                                          -------------------                 -----------------
TOTAL ASSETS                                                                     $ 8,929,124                       $ 7,273,095
                                                                          ===================                 =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                 $ 1,574,449                       $ 1,318,835
  Accounts payable                                                                 1,391,924                           842,903
  Accrued liabilities                                                                858,242                           840,705
                                                                          -------------------                 -----------------
Total current liabilities                                                          3,824,615                         3,002,443
  Senior subordinated convertible notes                                              707,000                         3,020,000
  Other liabilities                                                                  177,607                           429,524
                                                                          -------------------                 -----------------
Total liabilities                                                                  4,709,222                         6,451,967

Minority interest                                                                    214,000                           364,157

Commitments and contingencies                                                              -                                 -

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; 3,500 and 1,000 shares issued and                                   3,282,598                           943,807
   outstanding in 1999 and 1998, respectively
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 29,799,281 and 29,053,803 shares issued and
   outstanding in 1999 and 1998, respectively                                         29,799                            29,054
  Additional paid-in capital                                                      30,942,552                        29,624,951
  Accumulated deficit                                                            (28,899,693)                      (28,791,487)
  Treasury stock-at cost; 466,234  shares                                         (1,349,354)                       (1,349,354)
                                                                          -------------------                 -----------------
Total stockholders' equity                                                         4,005,902                           456,971
                                                                          -------------------                 -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 8,929,124                       $ 7,273,095
                                                                          ===================                 =================




See accompanying notes to unaudited interim consolidated financial statements.




                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        FORM 10-Q

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                                       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                        -----------------                  ----------------
                                                                              1999                              1998
                                                                        ------------------                 ----------------
Product sales                                                                  $2,172,978                       $2,532,892
Service revenue                                                                   685,116                          132,246
                                                                        ------------------                 ----------------
    Net sales                                                                   2,858,094                        2,665,138
                                                                        ------------------                 ----------------
 Cost of product sales                                                          1,358,092                        1,733,481
 Cost of services                                                                 334,973                           41,968
                                                                        ------------------                 ----------------
   Cost of sales                                                                1,693,065                        1,775,449
                                                                        ------------------                 ----------------
Gross profit                                                                    1,165,029                          889,689
                                                                        ------------------                 ----------------
Expenses:
  General and administrative                                                      962,113                        1,176,220
  Severance expense                                                                     -                        1,085,587
  Selling and marketing                                                           232,854                          269,372
  Depreciation and amortization                                                   108,025                          223,955
  Research and development                                                         49,242                           65,654
                                                                        ------------------                 ----------------
Total expenses                                                                  1,352,234                        2,820,788
                                                                        ------------------                 ----------------
Loss from operations                                                             (187,205)                      (1,931,099)
Other income (expense):
  Interest income                                                                  15,149                            2,672
  Interest expense                                                               (100,355)                        (159,787)
  Gain on sale of minority interest in subsidiary                                 664,384                        1,030,435
  Minority interest                                                                87,807                                -
  Other income, net                                                                14,354                           20,849
                                                                        ------------------                 ----------------
Net other income                                                                  681,339                          894,169
                                                                        ------------------                 ----------------
Income (loss) before income taxes                                                 494,134                       (1,036,930)
Income tax benefit (expense)                                                        4,422                           (4,242)
                                                                        ------------------                 ----------------
Net income (loss)                                                                 498,556                       (1,041,172)
Embedded dividend on preferred stock                                             (155,583)                        (108,979)
Preferred dividends                                                               (78,750)                               -
Value of warrants issued with preferred stock                                     (27,048)                               -
                                                                        ------------------                 ----------------
Net income (loss) available to common stockholders                               $237,175                      ($1,150,151)
                                                                        ==================                 ================
Income (loss) per common share:
   Basic                                                                             0.01                            (0.04)
                                                                        ==================                 ================
   Diluted                                                               $           0.01                 $          (0.04)
                                                                        ==================                 ================

Basic weighted average common shares outstanding                               29,332,915                       28,274,627
                                                                        ==================                 ================
Diluted weighted average common shares outstanding                             29,332,915                       28,274,627
                                                                        ==================                 ================


See accompanying notes to unaudited interim consolidated financial statements.



                                           TOP SOURCE TECHNOLOGIES, INC.
                                                     FORM 10-Q

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                                    (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                    -----------------               ----------------
                                                                          1999                           1998
                                                                    -----------------               ----------------
Product sales                                                             $6,314,622                     $8,952,308
Service revenue                                                            1,228,025                        329,596
                                                                    -----------------               ----------------
    Net sales                                                              7,542,647                      9,281,904
                                                                    -----------------               ----------------
 Cost of product sales                                                     4,034,997                      6,010,274
 Cost of services                                                            645,416                        132,867
                                                                    -----------------               ----------------
   Cost of sales                                                           4,680,413                      6,143,141
                                                                    -----------------               ----------------
Gross profit                                                               2,862,234                      3,138,763
                                                                    -----------------               ----------------
Expenses:
  General and administrative                                               2,917,506                      3,427,677
  Severance expense                                                                -                      1,085,587
  Selling and marketing                                                      813,148                        903,931
  Depreciation and amortization                                              330,184                        707,095
  Research and development                                                   162,205                        128,094
                                                                    -----------------               ----------------
Total expenses                                                             4,223,043                      6,252,384
                                                                    -----------------               ----------------
Loss from operations                                                      (1,360,809)                    (3,113,621)
Other income (expense):
  Interest income                                                             71,398                         54,971
  Interest expense                                                          (376,857)                      (437,602)
  Gain on sale of minority interest in subsidiary                          2,327,254                      1,030,435
  Other (expense) income, net                                                (24,135)                        53,819
                                                                    -----------------               ----------------
Net other income                                                           1,997,660                        701,623
                                                                    -----------------               ----------------
Income (loss) before income taxes                                            636,851                     (2,411,998)
Income tax expense                                                           (33,078)                       (41,242)
                                                                    -----------------               ----------------
Income (loss) before extraordinary item                                      603,773                     (2,453,240)
 Gain on extinguishment of debt                                              158,745                              -
                                                                    -----------------               ----------------
Net income (loss)                                                            762,518                     (2,453,240)
Embedded dividend on preferred stock                                        (457,416)                      (108,979)
Preferred dividends                                                         (198,706)                             -
Value of warrants issued with preferred stock                               (214,597)                             -
                                                                    -----------------               ----------------
Net loss available to common stockholders                                  ($108,201)                   ($2,562,219)
                                                                    =================               ================
Earnings  (loss) per common  share:
Loss per common share before  extraordinary item:
   Basic                                                             $         (0.01)             $           (0.09)
                                                                    =================               ================
   Diluted                                                                     (0.01)                         (0.09)
                                                                    =================               ================
Extraordinary item:
   Basic                                                                        0.01                           -
                                                                    =================
   Diluted                                                                      0.01                           -
                                                                    =================
Net loss
   Basic                                                                        0.00                          (0.09)
                                                                    =================               ================
   Diluted                                                           $          0.00              $           (0.09)
                                                                    =================               ================

Basic weighted average common shares outstanding                          29,033,103                     28,164,897
                                                                    =================               ================
Diluted weighted average common shares outstanding                        29,033,103                     28,164,897
                                                                    =================               ================


See accompanying notes to unaudited interim consolidated financial statements.



                                              TOP SOURCE TECHNOLOGIES, INC.
                                                        FORM 10-Q

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                                       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                        -----------------                  ----------------
                                                                                1999                              1998
                                                                        -----------------                  ----------------
OPERATING ACTIVITIES:
    Net income (loss)                                                           $ 762,518                      $(2,453,240)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Gain on sale of minority interest in subsidiary                            (2,327,254)                      (1,030,435)
    Depreciation                                                                  327,236                          734,165
    Amortization                                                                  277,332                          209,992
    Gain on extinguishment of debt                                               (158,745)                               -
    Disposal of equipment                                                           3,100                          157,798
    Non cash compensation                                                               -                          204,183
    Repayments from officers                                                       26,260                          100,687
    Minority interest                                                             (38,820)                               -
    (Increase) decrease in accounts receivable, net                               (12,811)                         393,801
    Increase in inventories                                                    (1,076,249)                        (422,127)
    Decrease (increase) in prepaid expenses                                        71,797                          (36,241)
    Decrease in other assets                                                       27,174                          735,089
    Increase in accounts payable                                                  549,021                           38,418
    (Decrease) increase in accrued liabilities                                   (118,766)                         101,826
    Decrease in other liabilities                                                (251,917)                               -
                                                                        ------------------                 ----------------
Net cash used in operating activities                                          (1,940,124)                      (1,266,084)
                                                                        ------------------                 ----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                     (982,056)                        (345,660)
    Proceeds from sale of minority interest in subsidiary, net                  2,052,243                        1,450,000
    Additions to patent costs, net                                                (61,596)                         (27,213)
    Discontinued operations - change in net assets                                      -                          (15,012)
                                                                        ------------------                 ----------------
Net cash provided by investing activities                                       1,008,591                        1,062,115
                                                                        ------------------                 ----------------

FINANCING ACTIVITIES:
    Proceeds from exercises of stock options and warrants                          26,878                          292,941
    Preferred stock issuance, net                                               3,374,638                          932,500
    Redemption of preferred stock Series A                                       (500,000)                               -
    Repayments of Senior Convertible Notes                                     (2,064,617)                               -
    Payment of preferred stock dividend                                          (107,827)                               -
    Proceeds (repayments) of borrowings                                           255,614                      (1,162,864)
                                                                        ------------------                 ----------------
Net cash provided by financing activities                                         984,686                           62,577
                                                                        ------------------                 ----------------
Net increase (decrease) in cash and cash equivalents                               53,153                         (141,392)
Cash and cash equivalents at beginning of period                                  488,899                        2,103,679
                                                                        ------------------                 ----------------
Cash and cash equivalents at end of period                                       $542,052                       $1,962,287
                                                                        ==================                 ================


See accompanying notes to unaudited interim consolidated financial statements.

                                   4

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION


     The accompanying financial statements of Top Source Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1998. Certain fiscal year 1998 amounts have been reclassified to conform to current year presentation.

Comprehensive Income

     For the three and nine months ended June 30, 1999 and 1998, there were no differences between net income and comprehensive income.

2.       INCOME (LOSS) PER SHARE

     The Company adopted SFAS No. 128, "Earnings Per Share" during the fiscal year 1998. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Convertible securities and common share equivalents have not been included in the computation of diluted income
(loss) per share in the accompanying statements of operations for the three and nine months ended June 30, 1999 and 1998 as their impact would have been anti-dilutive.

     For the three and nine months ended June 30, 1999, the effect of equivalent shares related to stock options, warrants and preferred stock were 3,688,666 and 4,213,998, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive. For the three and nine months ended June 30, 1998, the effect of equivalent shares related to stock options was 1,318,092 and 1,262,207, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.       INVENTORIES


         Inventories consisted of the following:
                     June 30,                    September 30,
                       1999                           1998
                     --------                    -------------

  Raw materials    $1,763,893                    $ 1,388,058
  Finished goods      802,196                        101,782
                    ---------                     -----------

                   $2,566,089                    $ 1,489,840
                    =========                     ===========


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

     On December 15, 1998, concurrent with the approval of the sale of Top Source Automotive, Inc. ("TSA") Assets by the Company's stockholders in which the Company received $2,050,000 (See Note 6. Sale of Top Source Automotive, Inc.), $2,240,000 of the remaining $2,275,000 of Noteholders ("Group Two") agreed to redeem $1,568,000 principal amount of the Notes, which was paid with a portion of Series B Convertible Preferred Stock, leaving $672,000 of principal outstanding due June 2000. In connection with the Group Two redemption, the Noteholders agreed to reduce the interest rate from 9% to 5% and reduce the conversion price on the remaining Note balance, from $10.00 per share to $2.00 per share. The terms of the remaining Noteholder (not agreeing to accept the terms of either the Group One or Group Two Noteholders) with a principal balance of $35,000 stayed the same with an interest rate of 9% and principal due June 2000. In connection with the repayment of the Notes, a waiver of certain restrictive provisions of the Note Purchase Agreement, including the requirement that the Company maintain a 1.5 to 1 debt to equity ratio, was received (through and including September 30, 1999).

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

     On November 8, 1998, the Company redeemed one-half or $500,000 Stated Value of the existing Series A Preferred Stock ("Series A Preferred") by paying the holders an aggregate purchase price of $600,000. The holders also agreed not to convert $350,000 Stated Value of Series A Preferred until after June 30, 1999 (and the Company retained the right to redeem $350,000 Stated Value of Series A Preferred Stock at a 20% premium above Stated Value at any time before or after March 31, 1999). The remaining $150,000 Stated Value of Series A Preferred was converted into an aggregate of 387,554 shares of Common Stock (including accrued dividends) in accordance with the terms of the Series A Preferred. As consideration for the delay in converting $350,000 Stated Value of the Series A Preferred, the Company issued to the two holders thereof, five-year warrants to purchase an aggregate of 25,000 share of Common Stock exercisable at $.8937 per share commencing in April 1999.

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

     As discussed above, the issuance of the Series B Preferred and the redemption of one-half of the Series A Preferred includes the issuance of Common Stock warrants. The value of these warrants utilizing the Black Scholes Option Pricing Model in accordance with SFAS No. 123 is approximately $215,000. The value of these warrants have been deducted from amounts available to common stockholders for purposes of calculating income per share for the nine months ended June 30, 1999.

     Additionally, in connection with the issuance of the Series B Preferred Stock, the conversion feature calls for a 15% discount. The intrinsic value of the beneficial conversion feature of the Series B Preferred is approximately $618,000 and will be amortized as an embedded dividend in the statement of operations in fiscal 1999 over the earliest conversion date of the Series B or November 1, 1999. The Company amortized approximately $156,000 and $401,000 of the conversion feature during the three and nine months ended June 30, 1999.

                         TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.       SALE OF TOP SOURCE AUTOMOTIVE, INC. ("TSA")

     On August 14, 1998, the Company executed an Asset Purchase Agreement ("Agreement") with NCT Audio Products Inc., (the "Buyer"), a subsidiary of the NCT Group, Inc. of Stamford, Connecticut ("NCTI") to purchase substantially all of the assets and liabilities of TSA.


     Under the terms and subject to the conditions of the Agreement, on the closing date (the "Closing" or the "Closing Date"), the Buyer agreed to purchase 100% of the assets (the "Assets") and assume substantially all of the liabilities of TSA for a minimum of $10,000,000 in cash. The purchase consideration of $10,000,000 consisted of a non-refundable payment of $1,450,000 to TSA on June 10, 1998 ("Step I"), $2,050,000, which was paid into escrow on July 30, 1998 and released to the Company (and became non-refundable) on December 15, 1998 as a result of an affirmative stockholder approval ("Step II") and the balance of $6,500,000 due at the Closing, which was to occur by March 31, 1999 ("Step III").

     Additionally, under the terms of the Agreement, TSA could have received up to an additional $6,000,000 payable to the Company in cash expressly contingent upon the future earnings of the Buyer's subsidiary acquiring the assets for a two-year period following the Closing.

     The consummation of the proposed transaction was subject to the satisfaction or waiver of certain conditions including the Buyer obtaining the necessary financing. As a result of the completion of Steps I and II of the transaction, the Buyer became a 20% owner of the Common Stock of TSA. Since Step III of the transaction failed to close by December 31, 1998, the Buyer had a one week option to cancel its exclusive right to purchase the Assets of TSA and as consideration for such cancellation would have received an additional 15% of TSA Common Stock. On January 7, 1999, the Buyer of TSA's Assets by virtue of not exercising its right to receive an additional 15% minority stake in TSA, maintained its exclusive right to complete the remainder of the transaction by March 31, 1999.

     On March 30, 1999 the Company granted the Buyer an extension until May 28, 1999 to complete the purchase of TSA. As consideration for this extension, the Company received a $350,000 extension fee comprised of $20,685 in cash, $125,000 of the Buyer's minority interest in TSA, and an interest-bearing note ("Note") of $204,315 from the Buyer to TSA payable on April 30, 1999. Additionally the Buyer pledged to give the Company, $100,000 worth of its convertible preferred stock; and agreed to forfeit all of its potential minority earnings in TSA until June 2000. The Buyer failed to close the transaction by May 28, 1999, or pay the Note by April 30, 1999. Therefore, the Note began accruing interest at a rate of two times the prime rate retroactive to April 17, 1999.

     On May 25, 1999 the Company granted the Buyer another extension of time, and the exclusive right to complete the purchase of TSA's assets until July 15, 1999. In return, the Buyer agreed to relinquish 25% of its minority position in TSA. As result, the buyer's minority interest in TSA was reduced from 20% to 15%. On May 26, 1999, the Company entered into a non-binding letter of intent with Onkyo, granting them the contingent exclusive right purchase TSA's assets after July 15, 1999 (in the event the Buyer was unable to close the transaction by that time.)

     The Buyer was unable to complete the transaction by the close of business on July 15, 1999. As a result, the Buyer's right to purchase TSA assets expired. As of August 13, 1999, the Note and accrued interest, which had a balance of $214,673, remained unpaid to the Company. Additionally, the Buyer has failed to deliver to the Company the $100,000 worth of its preferred stock it pledged to deliver as part of the consideration for receiving the March 30, 1999 extension.

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.       SALE OF TOP SOURCE AUTOMOTIVE, INC. ("TSA")( Continued )

     On July 16, 1999, Onkyo America purchased a 4.9% minority interest in TSA for $500,000. In addition, the Company granted Onkyo America the exclusive right until September 17, 1999 to purchase the assets of TSA for $9,000,000 in cash and $1,000,000 of Onkyo America convertible preferred stock. Closing of the transaction, which is expected to occur by September 17, 1999, is subject to the signing of a definitive agreement, Onkyo America obtaining financing and customary due diligence.

     Under the terms of the original August 14, 1998 Agreement between the Company and the Buyer, the Buyer consented to a sale of the assets in exchange for a prorated share, or 15%, of the proceeds. Therefore, at the anticipated closing, if it occurs on September 17, 1999, the Company will receive approximately $7,368,000 in cash. This is equivalent to 85% of $9,000,000 cash purchase price plus the unpaid Buyer's Note plus accrued interest less $500,000 already paid by Onkyo America.

     In the event that Onkyo America does not close on the sale of TSA, it is unlikely that the Company will be able to secure a new buyer in the immediate future. This will have an adverse effect on the short-term financial condition of the Company. Pending completion of the proposed transaction, the Company continues to manage and improve TSA business to maintain its acquisition value and preserve its positive cash flow contribution to the Company. During fiscal 1999, TSA has received purchase orders for approximately $1,000,000 in new after-market business. Additionally, TSA is in active discussions with a major automotive OEM and an aftermarket supplier for additional new business. There can be no assurance that these discussions will result in any new revenue generating programs for TSA.

     During the three months ended June 30, 1999, the Company recognized gain on sale of minority interest in TSA of approximately $664,000. This gain consists of the Note and cash associated with the extension fee and equity relinquishment in TSA by the Buyer to the Company with the second extension.

     Upon the sale of 100% of TSA's Assets, this transaction will be treated as a discontinued operation, as defined under Accounting Principles Board No. 30. However, due to the substantial doubt that the Company will close on the sale of TSA due to the non-binding nature of the Company's agreement with Onkyo America and due to material contingencies, the gain on the equity interest has been treated as part of continuing operations on the June 30, 1999 Consolidated Statement of Operations.

TEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Total revenue for the three and nine months ended June 30, 1999 was $2,858,094 and $7,542,647 compared to $2,665,138 and $9,281,904 for the same periods in 1998. The increase in revenue of $192,956 or 7.2% for the three month period ended June 30, 1999 compared to the same period in 1998 is primarily due to an increase in On-Site Analyzer ("OSA") revenue at Top Source Instruments, Inc. ("TSI"), offset by a decrease in revenue primarily attributable to the loss of the patented Overhead Mounted Speaker System ("OHSS") sales for the Grand Cherokee contract at TSA, which expired in October 1998. The expiration of the contract was attributable to the discontinuation of production of the vehicle. The decrease in revenue of $1,739,257 or 18.7% for the nine month period ended June 30, 1999 compared to the same period in 1998 is primarily attributable to the loss of the patented OHSS sales for the Grand Cherokee partially offset by an increase in OSA revenues.

     For the three and nine months ended June 30, 1999, the Grand Cherokee sales were $0 and $11,718 compared to $339,095 and $2,565,020 for the same periods in 1998. Wrangler sales at TSA remained relatively unchanged for the three and nine months June 30, 1999 compared to the same periods in 1998.

     For the three and nine months ended June 30, 1999, OSA sales were $685,116 and $1,228,025 compared to $132,246 and $329,596 for the same periods in 1998. The increase in OSA sales of $552,870 or 418.1% for the three month period is primarily the result of the sale of 7 second generation ("OSA-II") machines during the three months ended June 30, 1999 compared to the sale of 1 first generation ("OSA-I") machines during same period in 1998. The increase in OSA sales of $898,429 or 272.6% for the nine month period is primarily the result of the sale of 12 OSA-II machines during the nine months ended June 30, 1999 compared to the sale of 3 OSA-I machines during same period in 1998. In addition, monthly revenue increased as a result of 60 OSA machines generating various levels of revenue (some of which were nominal) for the nine months ended June 30, 1999 compared to 14 OSA machines in 1998.

     As of August 13, 1999, Top Source Instruments, Inc. ("TSI") had approximately 60 OSA units generating various levels of revenue (in some cases nominal monthly revenue) through lease and revenue generating tests in a variety of industries including automobile dealerships, mini labs, truck lube centers, truck stops, engine development laboratories, municipalities, and others.

     The gross profit margin for three and nine months ended June 30, 1999 was 40.8% and 38.0% compared to 33.3% and 33.8% for the same periods in 1998. The increase in the gross profit margin compared to the prior year is primarily attributable to the sale of the 7 and 12 OSA-II machines during the three and nine months ended June 30, 1999.

     General and administrative expenses were $962,113 and $2,917,506 for the three and nine months ended June 30, 1999 compared to $1,176,220 and $3,427,677 for the same periods in 1998. The decrease of $214,107 or 18.2% for the three month period and $510,171 or 14.9% for the nine month period is attributable to a reduction in expenses at TSA and the corporate office offset partially by increases in expenses at TSI as a result of the growth and expansion of the business.

     Depreciation and amortization was $108,025 and $330,184 for the three and nine months ended June 30, 1999 compared to $223,955 and $707,095 for the same periods in 1998. This decrease of $115,930 or 51.8% for the three month period and $376,911 or 53.3% for the nine month period is primarily attributable to the write-down of the original OSA-I machines in September 1998.

     Interest income was $15,149 and $71,398 for the three and nine months ended June 30, 1999 compared to $2,672 and $54,971 for the same periods in 1998. The increase of $16,427 or 29.9% for the nine months ended June 30, 1999 is attributable to interest income on the $2,050,000 payment received by the Company in December 1998 in connection with the sale of TSA.
                                       10

                         TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     Interest expense was $100,355 and $376,857 for the three and nine months ended June 30, 1999 compared to $159,787 and $437,602 the same periods in 1998. The decrease of $59,432 or 37.2% for the three month period and $60,745 or 13.9% for the nine month period is due to a decrease in interest as a result of the restructuring of the senior subordinated convertible notes in November and December 1998 offset by an increase in amortization of loan fees on its credit facility.

     Gain on sale of the minority interest in TSA was $664,384 and $2,327,254 for the three and nine months ended June 30, 1999 compared to $1,030,435 for the same periods in 1998. The gain represents the sale of a cumulative 15% equity interest in TSA. ( See Note 6. Sale of Top Source Automotive, Inc. )

     Gain on extinguishment of debt of $158,745 for the nine months ended June 30, 1999 represents the gain from restructuring of a portion of the outstanding $3,020,000 of Notes. (See Note 4. Debt)

     The Company's strategy since March 1998 has been to divest substantially all of TSA's assets and focus its resources on the commercialization of OSA-IIs in a number of diverse market segments.

     In the event that Onkyo America does not close on the sale of TSA, it is unlikely that the Company will be able to secure a new buyer. This will have an adverse effect on the short-term financial condition of the Company. If sale of TSA is ultimately completed, TSA will be accounted for as a discontinued operation. Pending completion of the proposed transaction, the Company is actively seeking to improve TSA's business.

     Since October 1998, OSA-II activity at various customer locations has increased. The Company intends to eventually replace all OSA-I's previously purchased and leased with OSA-I"s by the end of calendar 1999. As of August 13, 1999, there were six OSA-I's in the field. The terms of the replacements for these units are not currently ascertainable.

     In August 1998 the Company announced that it had entered into an agreement with Speedco Inc. ("Speedco"), to lease OSAII's to be placed at various Speedco truck oil quick- change service centers. Previously, the Company had leased four OSA-Is to Speedco on a test basis. To date, the Company has delivered 18 OSA-IIs to Speedco including four, which replaced the original OSA-Is. The Company anticipates leasing an additional 10 units to Speedco by December 31, 1999.

     In November 1998, the Company entered into a strategic alliance with Flying J Inc. ("Flying J") a company with over a billion dollars in sales engaged in various facets of highway-related products and services including the operation of large truck stop centers. Under the terms of the agreement, Flying J agreed to purchase and market OSA-II's in their truck stop service centers. The initial order by Flying J was for the outright purchase of 10 OSA-II units for approximately $700,000. The agreement covers the potential purchase of up to 100 OSA-II's, payment of per sample technology licensing fees, and provides financial incentive to Flying J for meeting certain performance milestones. In January 1999, Flying J paid the Company in full for all 10 OSA-II units covered in the initial purchase order. Flying J has informed the Company that it will not purchase any additional OSA-II units until certain custom modifications were made to the OSA-II to meet the individual needs of Flying J. The expected cost of the project is between $75,000 - $100,000.


     The Company expects to complete this project by the end of calendar 1999 and receive additional purchase orders from Flying J. There can be no assurances, however, that the project will be successful or that Flying J will purchase any additional units if the project is completed successfully. The Company believes that these enhancements will have applications at other OSA customer locations and for potential new OSA customers.

TEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - Continued

Net Loss Analysis

     In order to avoid current, material, ongoing operating losses, and an increase in this operating loss after the potential sale of TSA Assets (See Note
6. Sale of Top Source Automotive, Inc. ), if it occurs, the Company must generate new, material ongoing OSA or other revenues in future months. The Company believes that the recent OSA activity described in the MD&A section will improve OSA visibility in the marketplace that which will lead to significant increases in future OSA revenues. However, no assurances can be given.


Liquidity and Capital Resources

     Net cash used in operating activities was $1,940,124 for the nine months ended June 30, 1999. This usage of cash was attributable to a net loss of $1,118,913, which excludes depreciation, amortization, gain on sale of minority interest in subsidiary and gain on extinguishment of debt and an increase in inventories of $1,076,249. This was partially offset by a decrease in prepaid and other assets of $98,971 and a net increase in accounts payable and accrued liabilities of $178,338. The increase in inventories is primarily the result of the build-up of OSA-II units in anticipation of future OSA-II orders.

     Net cash provided by investing activities was $1,008,591. This increase in cash was attributable to the release of the $2,050,000 escrow deposit in connection with the sale of TSA to the Company on December 15, 1998 offset by expenditures for capital assets.


     Net cash provided by financing activities was $984,686, which consisted of net proceeds from sales of common stock through exercise of stock options of $26,878, net proceeds from the sale of Series B Preferred stock of $3,374,638 offset by the redemption of 50% or $500,000 of the Series A Preferred stock, the repayment of the Notes of $2,064,617, payment of $107,827 of Series B Preferred stock dividends and borrowings of $255,614 on the Company's credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("Nations").

     The Credit Facility, which is secured by substantially all of the assets of the Company enables the Company to potentially borrow a sum based upon certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing of up to 85% of all accounts receivable and 50% of inventory for TSA. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for the fee calculation purposes. The Company's effective interest rate for the nine months ended June 30, 1999 factoring the interest earned on used drawn funds was 16.9%. As of June 30, 1999 and August 13, 1999, the unused available borrowings on this Credit Facility were $75,000 and $20,000, respectively.

     The Credit Facility calls for certain financial covenants that, if not met, would cause a default under the Agreement and increase the interest rate by 2% over current levels. As of September 30, 1998, the covenant requiring the Company's fiscal year pre-tax operating loss, not to exceed certain levels, as defined in the Credit Facility was not met by the Company. Nations later agreed to waive this covenant precluding the Company from having a loss of more than $2,000,000 in a fiscal year. In conjunction with such waiver, the Company paid Nations a fee of $25,000 and agreed to collaterally assign a $250,000 certificate of deposit to Nations. The Company is required to repay the Credit Facility in full upon the ultimate sale of TSA (see Note 6. Sale of Top Source Automotive, Inc.). Upon payment of the Credit Facility, Nations will release the lien, which it holds on all of the assets of the Company.


     On June 28, 1999, the Company signed an agreement with Nations to make available for advances on the previously described $250,000 certificate of deposit. The availability of the advances will be reduced each month by $50,000 commencing on July 15, 1999 thereby eliminating this availability on November 15, 1999. In consideration for entering into this agreement, Nations was paid a fee of $10,000. An additional $15,000 fee will be charged upon the use of any part of the advance. As of August 13, 1999, the Company has not drawn any of the available funds.
                                       12

                         TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

Liquidity and Capital Resources - (Continued)

     On August 13th, 1999, a trust in which Mr. G. Jeff Mennen, a Director of the Company, is one of the trustees (the "Mennen Trust") provided the Company a six-month short-term unsecured loan of $500,000 at a 10% interest rate. The Loan can be prepaid without penalty at anytime during the first six months. In the event the Company does not repay the loan before February 13, 2000, the Company will be required to file a registration statement by February 13, 2000. The registration statement will allow the Mennen Trust to convert the loan to common stock at 90% of the market price. As consideration, the Mennen Trust received 50,000 warrants at the market price of $.875 exercisable immediately, and 50,000 warrants at the market price of $.875 exercisable in one year. The value of these warrants utilizing the Black Scholes Option Pricing Model in accordance with SFAS No. 123 will be deducted from amounts available to common stockholders in the fourth quarter of the fiscal year 1999. The Company consummated this transaction after diligently and actively seeking alternative financing sources and concluding that the proposal was superior to competing offers available in strict arms-length transactions. The Board of Directors voted unanimously to approve the unsecured loan with Mr. Mennen abstaining.

     On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management ("Mellon"), whereby the holders would purchase $3,020,000 in Senior Subordinated nine percent (9%) convertible notes maturing in June 2000. After June 9, 1996, the Notes could be prepaid by the Company without penalty and can be converted by the holders into fully registered shares of the Company's Common Stock at a conversion price of $10 per share. The Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to 1.0. As of September 30, 1998, the Company was not in compliance with the ratio. Subsequent, to September 30, 1998, the Company restructured substantially all of the Notes, which included a waiver of the debt to equity ratio for fiscal 1999 (see Note 4 Debt ). As of June 30, 1999, the ratio was .57 to 1.0, and the Company was in compliance.

     As of August 13, 1999, the Company had approximately $920,000 in cash (which includes $250,000 held as collateral by Nations, of which $200,000 is available to draw on as of August 13, 1999). As noted in this liquidity section, the Company has substantially increased its OSA-II inventory levels. In the event the Company is unable to sell TSA in the short-term, the Company will be required to secure additional financing to fund its operations, subsequent to September 30, 1999.

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

                         TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - (Continued)

     To date, the Company has been evaluating all of its information technology and other systems, which relate to its corporate offices including its accounting systems; certain of these systems must be replaced because they are not Y2K compliant. The Company has received one proposal and plans to implement the replacement of its corporate information technology systems during the third calendar quarter of 1999. The Company estimates that the cost will be approximately $40,000.

     In the event the Company is unable to sell the assets of TSA to Onkyo America, (See Note 6. Sale of Top Source Automotive, Inc.), the Company intends to replace its management reporting and accounting software modules at TSA. The management reporting system is used by TSA in its assembly of OHSS. The Company anticipates the cost of new hardware and software to make TSA Y2K compliant will be approximately $40,000. The Company has appointed representatives at TSA to coordinate TSA's information technology systems with Chrysler, TSA's major customer. This process has continued for approximately nine months. At TSI, the Company believes OSA-IIs are Y2K compliant. While the OSA-Is are not Y2K compliant, the OSA-Is are being replaced by OSA-IIs during 1999. TSI is currently communicating with four key suppliers, which make proprietary parts, which may not be readily replaceable. Presently, the Company does not know whether these suppliers are or will be Y2K compliant and, if not, what options are available to TSI. The Company intends to address this issue during the balance of the current calendar quarter and develop a contingency plan that will allow TSI's business operations to continue despite potential disruptions due to Y2K issues. The plan will focus on identifying and securing alternative suppliers and/or assisting any current suppliers in achieving Y2K compliance in a timely manner. The Company cannot presently estimate what, if any, additional costs it will incur if one or more of these suppliers are not Y2K compliant. In addition, the Company is in the process of contacting its customers to determine their Y2K readiness.

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

Forward-Looking Statements
     The forward looking statements discussed in this Report include those relating to the Company's expectations that it anticipates (1) receipt of additional purchase orders from Flying J, (2) successfully completing the Flying J development project, (3) further commercialization of OSA-II usage resulting in additional significant revenue, (4) closing of the TSA Asset sale, (5) adequacy of the Company's working capital and liquidity, (6) replacement of
OSA-Is  with  OSA-Iis,  and  (7) the  Company  will  become  Y2K  compliant  are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

                         TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Forward-Looking Statements -  (Continued)

     Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to market OSAs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) the ability of the Onkyo America to obtain financing and contractual issues which may prevent the signing of a definitive agreement for the TSA transaction, (7) the Company's ability to attract strategic partners for the OSA-II, (8) the Company's ability to make its systems Y2K compliant for the anticipated costs and various risks which impact on the Company's vendors and customers to achieve Y2K readiness, or to locate additional alternative vendors and customers, (9) the ability of the Company to reach agreement on the terms of a new debt or equity financing, and (10) the ability of the OSA technical staff to meet Flying J's technical requirements necessary to complete the development project. .

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.24 Onkyo  America  Letter  Agreement  dated July 16, 1999
     27.0  Financial Data Schedule

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOP SOURCE TECHNOLOGIES, INC.


         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer


Dated:  August 13, 1999