Form 10-K/A
period 1998-09-30
TOP SOURCE TECHNOLOGIES INC
filed 1999-09-03
CIK 800055

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K/A No.3 or any amendment to this Form 10-K/A No.3 [X]

As of January 8, 1999, 29,474,447 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on January 8, 1999 (on the closing sales price) held by non-affiliates of the Registrant, was approximately $27,447,919.

                       Documents Incorporated by Reference

Location in Form 10-K/A No.3              Incorporated Document

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

As of August 30, 1999, the Company had approximately $500,000 in cash (which includes $150,000 available to be drawn from Nations as of August 30, 1999). As noted in this liquidity section, the Company has substantially increased its OSA-II inventory levels. In the event the Company is unable to sell TSA in the short-term, the Company will be required to secure additional financing to fund its operations in October 1999.

The Company is currently actively engaged in discussions with lenders and possible sources of equity or debt financing. Although there can be no assurances, based upon the current status of the Company's business, and indications of interest from financing sources, the Company believes that it will be able to meet its short-term working capital needs. If the Company does not sell TSA, the Company will also need to address its long-term working capital needs. The Company has no other current plans to meet it long-term working capital needs. It can only effectively address these needs after it first addresses it short-term working capital requirements. However, based upon the Company's history, it believes it can complete an equity financing to meet its working capital needs. Any equity financing would be dilutive to existing stockholders. If the TSA transaction closes, the Company will have sufficient working capital on a short-term and long-term basis.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See Item 8. Financial Statements and Supplementary Data, Note 13. Related Party Transactions.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
   (a)    (1)  Financial Statements. (See Item 8. of Form 10-K/A No.3..... 16
   (a)    (2)  Financial Statement Schedules required to be filed.
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

                                       TOP SOURCE TECHNOLOGIES, INC.




                                 By:   \s\William C. Willis, Jr.
                                       William C. Willis, Jr., Chairman,
                                       President and Chief Executive Officer
Dated:   September 3, 1999