Form 10-Q/A
period 1999-06-30
TOP SOURCE TECHNOLOGIES INC
filed 1999-09-03
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

               Class                          Outstanding at August 30, 1999
Common stock: $.001 par value                       29,799,281 shares

                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q/A No. 1



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

                Notes to Unaudited Interim Consolidated
                Financial Statements...................................5-9


ITEM 2.  Management's Discussion and Analysis of Interim
                Financial Condition and Results of Operations........10-15



                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K...............................15


                          TOP SOURCE TECHNOLOGIES, INC.
                                    FORM 10-Q/A No. 1

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




                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

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



                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

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



                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

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

                                   4

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1


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

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1


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

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1


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

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1


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

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

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

     Since October 1998, OSA-II activity at various customer locations has increased. The Company intends to eventually replace all OSA-I's previously purchased and leased with OSA-II's by the end of calendar 1999. As of August 30, 1999, there were five OSA-I's in the field. The terms of the replacements for these units are not currently ascertainable.

     On August 19, 1999, the Company entered into a four year OSA-II lease agreement with Speedco. Previously, the Company had leased OSA-II units to Speedco pursuant to the terms of a short-term lease. Under the terms of the four year lease agreement, Speedco agreed to pay the Company a fixed minimum monthly rental fee and per usage fees above certain thresholds at each Speedco location using the Company's OSA-II unit. On August 31, 1999, there were 20 Speedco locations, each using one OSA-II unit. Speedco intends to open between 5 and 10 new locations by the end of calendar 1999, and anticipates that each of these new locations will lease one OSA-II. Additionally, the agreement requires the Company to provide ongoing service and marketing assistance to help Speedco locations increase their retail usage of the OSA-II. Based upon a total 30 units leased by Speedco, the Company estimates that this lease will generate a minimum of $2,500,000 in OSA-II revenue during the four year term of the lease; however, there can be no assurances.

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

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

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

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

Forward-Looking Statements

     The forward looking statements discussed in this Report include those relating to the Company's expectations that it anticipates (1) receipt of additional purchase orders from Flying J, (2) successfully completing the Flying J development project, (3) further commercialization of OSA-II usage resulting in additional significant revenue, (4) closing of the TSA Asset sale, (5) adequacy of the Company's working capital and liquidity, (6) replacement of OSA-Is with OSA-IIs, (7) generating $2,500,000 in OSA revenue during the next four years from the OSA-II lease with Speedco, and (8) the Company will become Y2K compliant are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

                          TOP SOURCE TECHNOLOGIES, INC.
                                FORM 10-Q/A No. 1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Forward-Looking Statements -  (Continued)

     Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to market OSAs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) the ability of the Onkyo America to obtain financing and contractual issues which may prevent the signing of a definitive agreement for the TSA transaction, (7) the Company's ability to attract strategic partners for the OSA-II, (8) the Company's ability to make its systems Y2K compliant for the anticipated costs and various risks which impact on the Company's vendors and customers to achieve Y2K readiness, or to locate additional alternative vendors and customers, (9) the ability of the Company to reach agreement on the terms of a new debt or equity financing, (10) the ability of the OSA technical staff to meet Flying J's technical requirements necessary to complete the development project, and (11) Speedco's decision to put OSA-II units into ten new Speedco locations.



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


Dated:  September 3, 1999