Form 10-K
period 1999-09-30
GLOBAL TECHNOVATIONS INC
filed 1999-12-29
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


 [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                      For the year ended September 30, 1999
                         Commission File Number 1-11046

                           GLOBAL TECHNOVATIONS, INC.
             (Exact name of Registrant as specified in its charter).

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

           Securities registered pursuant to Section 12(g) of the Act:
                 $.001 par value Common Stock (Title of Class)
                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of December 27, 1999, 29,799,281 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on December 27, 1999 (on the closing sales price) held by non-affiliates of the Registrant, was approximately $23,565,657.

                       Documents Incorporated by Reference
Location in Form 10-K                            Incorporated Document
Part III-Items 10, 11, & 12            Definitive Proxy Statement in connection
                                       with its Annual Meeting of Stockholders
                                       to be held on April 3, 2000

                                     PART I

ITEM 1.  BUSINESS
A. General  Description of Business
Global Technovations, Inc. (the "Company") was organized in 1986 to distribute a patented overhead mounted speaker system ("OHSS") for vehicles. With the September 30, 1999 sale of the Company's OHSS assets, the Company's primary business became the assembly, sale, and lease of its proprietary on-site oil analyzer ("OSA-II"), a second generation proprietary oil analysis instrument that combines two spectrometers in order to analyze both new or used oil in approximately five minutes. As a result of the sale of the OHSS assets, the Company's automotive subsidiary, Top Source Automotive, Inc., ("TSA") became a discontinued operation on September 30, 1999. The Company's oil analysis business is conducted through a wholly-owned subsidiary, Top Source Instruments ("TSI").

On December 14, 1999, stockholders approved a proposal to change the Company's name to Global Technovations, Inc. from Top Source Technologies, Inc.

The Company's mission is to identify, acquire, and/or incubate proprietary technologies that address specific customer needs. The Company's aim is to maximize technology commercialization through strategic relationships with business entities, which share its vision and possess the financial and organizational resources to realize its goals. As part of this mission, in September 1999, the Company entered into an agreement with BioTek Environmental Services, Inc., ("BioTek"). Under the terms of this agreement, the Company received exclusive world-wide rights to market and sell proprietary, hydrocarbon eating microbes in certain defined markets, many of which are primary markets for the sale of the OSA-II - (see BioTek Agreement).



B.  Financial Information About Industry Segments

The Company currently has one industry segment: oil analysis service. Assuming that the Company's marketing efforts are successful with the microbe technology, the Company will enter a new segment in calendar 2000.


C.  Narrative Description of Business

General
The Company assembles and markets one product through the sales and leasing of the OSA-II. As a result of the sale of the OHSS assets on September 30, 1999, for accounting purposes TSA's sales of approximately $8,863,814 in fiscal 1999 have been classified as discontinued operations and eliminated from the Company's financial statements. Accordingly, for accounting purposes, OSA-II sales accounted for all of the Company's revenues from continuing operations in fiscal 1999. With the signing of the recent agreement to distribute the BioTek microbe technology, the Company is now marketing two products. During calendar 2000, the Company plans to expand its business as described later in this report.

ITEM 1.  BUSINESS (Continued)

Products and Technologies

Oil Analysis
Oil analysis service requires extracting a small sample of used oil from oil-lubricated equipment and sending it to a laboratory. Scientific tests identify and quantify metal debris that is the result of wear. The amount of metal debris, correlated to time or mileage that the oil has been in service, indicates if wear is normal or abnormal. Other laboratory tests indicate and measure if there is any coolant or water in the oil, the amount of airborne dirt, viscosity, acidity, depletion level of the additive package, flash point, coloration and many other factors. Oil analysis users select the tests from a service menu based on their particular needs. Once the empirical data is generated by laboratory tests, a trained evaluator reviews the results and generates a report, which often contains service recommendations. The report is then sent to the end user.

Oil analysis is now widely used for diagnostic and preventative maintenance programs for equipment in many different industries including those markets where the Company is concentrating its marketing efforts for the OSA-II. These markets are the truck market which includes truck stops, truck maintenance and truck quick lube centers, the automotive market which includes auto power train development, motorcycle engine development, automobile dealerships, automotive fleet maintenance, and automobile auctions, the consumer market which includes retail automobile service outlets, marine applications, the government market which includes the United States military and municipalities, the industrial and the heavy equipment market which includes railroads, and mining. Additionally, the Company is marketing the OSA-II through the Internet, direct mail and through a stand-alone mini-lab.

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

Earlier in the 1990s, the Company acquired two oil analysis laboratories, which it sold in October 1997. Through its ownership of these laboratories, the Company recognized a potential business opportunity if it could develop an on-site oil analyzer which would eliminate the use of a laboratory and provide near instant results to the end-user. Over the next three years, the Company in conjunction with a third party developed the first generation on-site oil analyzer ("OSA" or "OSA-I"), which was based upon a proprietary database of oil analysis samples, which the Company acquired and further developed.

The concept behind the OSA was that the oil sample must be tested by two distinctly different types of spectrometers: an emission spectrometer to identify and quantify metal elements and an infrared spectrometer to measure the physical and chemical properties of the used oil. Other specifications for the instrument included parameters such as: user friendly, low cost, minimal maintenance, near laboratory accuracy and repeatability, reliability and short turn around time. The overall objective was to provide high volume oil analysis locations with an OSA that delivers acceptable data in minutes at about the same price they pay for similar data by sending samples to a laboratory.

The Company has staffed TSI with spectroscopists, instrument specialists, sales and marketing, systems and programmer personnel as well as technicians capable of assisting in installation, operation and training.

After completing development of the OSA-I units, the Company began between 1995 and 1997 to place them in various test market locations in diverse industries and generated a minimal amount of revenue. Between 1997 and 1998, the Company sold five OSA-I units. Four of these five units were sold to automotive Original Equipment Manufacturers ("OEMs")

At the end of fiscal 1997, TSI began the development of the second generation OSA-II unit. By August 1998, TSI completed the first production run of seven OSA-II units and shipped them for use in a revenue-generating trial, which commenced at a Jacksonville, Florida tire retailer in September 1998. Due to inconsistent levels of interest from store to store in March 1999, all seven OSA-II units were returned to the Company.

On November 13, 1998, the Company entered into a strategic alliance with Flying J, Inc. ("Flying J"), a company engaged in various facets of highway-related products and services including the operation of large truck stops. Flying J agreed to purchase and market OSA-IIs in up to 100 of their truck stop service centers. The initial purchase order placed by Flying J was for the outright purchase of 10 OSA-II units for approximately $700,000, which represented the largest single OSA-II order since the inception of the technology.

The agreement covered a potential purchase of up to 100 OSA-IIs and joint development and marketing of product enhancements to assist in the further commercialization of the OSA-IIs within the truck stop industry. After receipt of the initial 10 OSA-IIs, Flying J could terminate the agreement without any liability. In addition to the purchase price of the OSA-II units, Flying J is obligated to pay the Company a per sample licensing fee which is reduced at such time as Flying J has 36 OSA-II units operating.

Because of the nature of Flying J's business, its management determined that a self-service OSA-II unit was more appropriate for the large majority of its service plazas. As a result, Flying J has not ordered any additional units from the Company. The Company's management has been in regular communication with Flying J's management concerning development of a self-service OSA-II, ("OSA-II/SS"). Additionally, the Company's technical staff has commenced initial development of the instrument and expended funds during fiscal 1999. The primary issue for resolution concerns the sharing of the cost of approximately $500,000 needed to complete the OSA-II/SS. Management believes that it will reach an agreement with Flying J or another customer or strategic partner during the quarter ended March 31, 2000, although no assurances can be given that an agreement can be reached on sharing of the funding, or that if funding is obtained, that the Company can successfully produce a working OSA-II/SS unit.

Management believes that the enhanced OSA-II is more commercially viable than the OSA-I. During fiscal 1997 and 1998, the Company generated $403,853 and $392,653 in OSA-I revenue, respectively. During fiscal 1999, the Company generated $1,389,678 in revenues from OSA units. Of this amount, $205,622 of revenue came from OSA-I units and $1,184,056 came from OSA-II units. Management believes during fiscal 2000 that it can significantly increase OSA-II revenues over historical levels although there can be no assurances.

Sale of TSA
On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's OHSS business to Onkyo America, Inc. ("Onkyo") for total consideration of $10,000,000 consisting of $2,500,000 cash, a $6,500,000 30-day note payable to TSA and a $1,000,000 30-day note payable to the Company in either cash or convertible preferred stock of Onkyo. The $6,500,000 note and accrued interest of $46,479 was paid on October 29, 1999, and the $1,000,000 note was paid through issuance of $1,000,000 of Onkyo 5% Series A Convertible Preferred Stock ("Onkyo Preferred"). Of the $9,000,000 in cash received by the Company, $500,000 is being held in escrow for a 12-month period until October 2000 in the event that undisclosed TSA liabilities in excess of $50,000 arise. Upon conclusion of the one-year period, the funds plus interest will be paid to TSA less any excess undisclosed liabilities, if any, in excess of $50,000. No accrual has been recorded for claims against the escrowed funds as none are anticipated at this time.

The $1,000,000 Onkyo Preferred received by the Company has the following attributes:

a. Conversion. In the event that Onkyo prior to redemption completes an initial public offering for a minimum of $10,000,000 net of underwriting discounts and commissions and the equity valuation of Onkyo is in excess of $25,000,000, the Onkyo Preferred automatically converts into Onkyo Common Stock, equal to approximately 2.5% of the number of common stock outstanding prior to completion of the offering.


b. Redemption. After October 1, 2002, either the Company or Onkyo may redeem the Series A Preferred Stock based upon a formula equal to (i) the product of multiplying 4.3 times Onkyo's average, annualized net income before interest, taxes, depreciation, and amortization for the period beginning on September 1, 1999 (including TSA's operations for the period beginning on September 1, 1999); times (ii) the fully-diluted percentage of Common Stock into which the Series A Preferred Stock is convertible. The term "fully-diluted" gives effect to exercise of all outstanding options and warrants and conversion of all outstanding convertible securities;


c.   Dividends.   The  Series  A  Preferred  Stock  has  a  cumulative  dividend preference of 5% per annum payable at the end of each year.

d. Liquidation Preference. Upon liquidation of Onkyo or sale of all or substantially all of the assets of Onkyo or similar event, the Series A Preferred Stock is entitled to a $1,000,000 liquidation preference in addition to all cumulative and unpaid dividends; and

e. Non-Voting. The Series A Preferred Stock has no voting rights except those required by law.

Previously, the Company and TSA had entered into a TSA Asset Purchase Agreement with NCT Audio Products, Inc. ("NCT") on August 14, 1998 for a minimum of $10,000,000 in cash and up to $6,000,000 in a potential earn-out based upon the future operating results of the TSA business being sold. TSA received $1,450,000 in June 1998 and an additional $2,050,000 on December 15, 1998 when the Company's stockholders approved the sale to NCT. As a result of the approval by the Company's stockholders on December 15, 1998, NCT became the owner of 20% of

TSA's CommonStock in exchange for the $3,500,000 it paid. During fiscal 1999, the Company and TSA granted NCT two extensions to close the transaction with a final deadline of July 15, 1999. As part of the consideration for these extensions, the Company received back 5% of TSA's Common Stock, thereby reducing NCT's ownership of TSA to 15%. NCT's parent company issued a press release on July 16, 1999 stating that it was unable to obtain the necessary financing to complete the transaction and acknowledging that NCT thereby let its rights under the TSA Asset Purchase Agreement, lapse. As a result, the Company and TSA proceeded to negotiate a definitive agreement and ultimately close on the sale of the assets to Onkyo on September 30, 1999. In September 1999, NCT commenced an arbitration proceeding alleging that the Company and TSA breached the TSA Asset Purchase Agreement and sought to obtain injunctive relief from the Delaware Court of Chancery preventing the Company and TSA from consummating the Onkyo transaction. The arbitration proceeding in which NCT claims damages, beyond their 15% equity ownership of TSA, is pending. For information concerning legal proceedings between the Company and NCT, (see Item 3.
Legal Proceedings.)


BioTek Agreement
In late November 1999, the Company entered into an agreement with BioTek, which gave the Company the exclusive world-wide rights to market and sell BioTek's proprietary, hydrocarbon eating microbes in certain defined markets. While oil and grease eating microbes are not new, widespread commercial acceptance has been limited because previously available microbes worked too slowly. BioTek has developed and "grows" the fast-eating oil and grease microbes. Prior to entering into the agreement, the Company conducted a test with one of its OSA-II customers and received a favorable response from the customer, as well as indications of interest relating to a future order.


Under the terms of the agreement, the Company received the exclusive world-wide rights to market and sell the proprietary microbe biotechnology under the trademark MightyClean 2000(TM) brand name in the automotive, trucking and food service businesses. This includes manufacturers, dealers, servicers of cars and trucks; gas stations, quick lube centers, and tire and battery stores; operators of vehicle fleets including limousines, taxis and buses; overnight delivery services; and municipal, government and military fleets. Within the food service industry, the Company may market and sell MightyClean 2000(TM) to restaurants, fast food stores, wholesale food distributors and food manufacturers including meat, poultry and seafood processors. Because many of the existing OSA-II customers are within the exclusive market segments, the Company intends to leverage its relationships with these customers to sell MightyClean 2000(TM) to them. In order to maintain its exclusive rights, the Company must generate
$1,000,000 in sales by May 31, 2001. In December 1999, the Company began actively marketing MightyClean 2000(TM) and expects to begin shipping it and generating revenue during the first calendar quarter of 2000.


ARCS (Acceleration Restraint Curve Safety Seat)
Over the past nine years the Company worked on developing a proprietary technology involving controlled seat motion that occurs at the instant of a frontal crash to help restrain vehicle occupants and assist automakers in meeting Federal passive restraint laws. The Company labeled the technology ARCS (Acceleration Restraint Curve Safety Seat). The primary objective of this technology is to provide supplemental lower torso restraint to alleviate abdominal, hip, leg and ankle injuries caused by unwanted lower torso motion often experienced in a severe frontal crash.

ARCS (Acceleration Restraint Curve Safety Seat) (Continued) Management is unaware of any other moving seat technology that has been successfully tested by a major automobile manufacturer. In December 1996, the U.S. Patent Office granted patent protection for ARCS technology.

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


Significant Customer Information
During fiscal 1999, approximately 65% of the Company's revenue was derived from sales and lease of the OSA-II to two customers (see Financial Statements and Supplementary Data).


Potential New Company Products
While OSA-II addressees the condition of an engine and transmission, truckers and the organizations that own, operate and service them, are still faced with costly oil changes and the high price and environmental impact of used oil disposal. The Company has been negotiating an agreement with a third party, which has developed proprietary technology, which extends the time between oil changes. Assuming the Company is able to reach agreement with this party, during calendar 2000, the Company intends to market the concept of the TruckCheck(TM) Liquid Asset Management program that incorporates the technology of extended oil drain filtering with on-site analysis to monitor engine conditions between oil changes. The anticipated product launch, which will include an extended oil drain filtering system, replacement filter inserts, an optional additive package, and OSA-II on-site oil analysis, expected to begin in the second half of calendar year 2000, although there can be no assurances that an agreement can be reached and that the program can be launched.


Another potential enhancement of the OSA-II technology is the OSA-II/WF, which would be a quick, low-cost screener for water, fuel, or glycol in the oil. These substances can cause severe damage or catastrophic engine failure. In the second half of 2000, the Company expects to launch a MotorCheck(TM) and TruckCheck(TM) Quick Screen Analyzer using the OSA-II/WF unit, targeting fleet service centers, oil change centers, oil distributors and municipal and state governments. Additionally, once the OSA-II/SS is developed, the Company intends to offer it to retail stores, travel plaza and truck stops, where self-service make oil analysis far more feasible than attendant service. The OSA-II/SS, as previously described, is also targeted for launch in the second half of 2000 assuming that funding for the development cost can be obtained from a third party. There can be no assurances that these new OSA products will be completed and launched when anticipated.

Additionally, the Company has commenced developing the HairTek(TM) hair care system based upon an instrument that would be similar to the OSA-II. With HairTek(TM), a strand of hair would be chemically and physically analyzed, and the HairTek(TM) hair care system would prescribe a shampoo and conditioner formula designed to remedy dryness, oiliness, frizziness, lack of body or volume, and/or other shortcomings unique to the hair sample. The products would be mixed and dispensed on the spot. Once a prototype has been developed, the Company expects to launch it if it is able to secure a strategic partner with the needed capital and distribution capability in the hair care business. There can be no assurances that the Company will be successful in completing development of the instrument or securing a strategic partner to finance the research, development and marketing of the technology.

Government Regulation
The Company is subject to government regulations generally affecting all businesses. The Company believes that it is in material compliance with all such regulations.

Seasonal Information
The Company's management believes that its business is not seasonal.

Offices and Employees
The Company maintains its administrative office in Palm Beach Gardens, Florida. Global Technovations, Inc. has a facility in Atlanta, Georgia. As of December 27, 1999, the Company employs approximately 36 full-time people.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth the location and use of the Company's facilities. All of the facilities are leased.

             USE                LOCATION                        EXPIRATION
Corporate Headquarters         Palm Beach Gardens, Florida       January 2002
On-Site Analysis Division      Atlanta, Georgia                  September 2001

All  facilities   have  excess   capacity  and  the  capability  to  accommodate
significant future growth. Each of these facilities is in good condition.

ITEM 3. LEGAL PROCEEDINGS

On September 16, 1999, NCT Audio Products, Inc. ("NCT") commenced an action against Top Source Technologies, Inc. and Top Source Automotive, Inc. ("TSA", and collectively, "Top Source") by filing a motion for a temporary restraining order and a preliminary injunction in the Delaware Court of Chancery. In its motion, NCT sought to enjoin Top Source's sale of TSA's assets to Onkyo America, Inc. ("Onkyo") on the ground that NCT was entitled to purchase TSA's assets pursuant to the terms of an Asset Purchase Agreement among NCT and Top Source dated August 14, 1998 (the "Asset Purchase Agreement"). On October 6, 1999, NCT withdrew its motion for a temporary restraining order and preliminary injunction following the closing of a transaction pursuant to which Onkyo purchased substantially all of TSA's assets.

Also on September 16, 1999, NCT commenced an arbitration proceeding before the American Arbitration Association (the "AAA Action"). NCT's Statement of Claim asserts that Top Source committed breach of contract and fraud, breached fiduciary duties, and violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with NCT's attempts to acquire substantially all of the assets of TSA. Specific performance of the Asset Purchase Agreement and compensatory damages in excess of $3.5 million are sought.

On December 8, 1999, Top Source filed an answer to NCT's Statement of Claim in which it sought a more specific statement of NCT's claims of wrongdoing, denied the claims asserted in the statement of Claim, and asserted counterclaims against NCT.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on December 14, 1999. The stockholders voted to elect David Natan and Ronald Burd to serve as directors of the Company until 2002. 25,366,331 votes were cast in favor of this proposal, 626,909 were cast against it, and 59,700 abstained.

The stockholders also voted to approve the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending September 30, 1999, 25,748,260 were cast in favor of this proposal, 249,710 were cast against it and 54,970 abstained.

The stockholders voted to approve the amendment to the 1993 Stock Option Plan. 23,760,505 votes in favor, 2,127,160 votes against and 165,275 votes abstained.

The fourth proposal to approve the amendment of the certificate of incorporation changing the Company's name was voted as follows: 25,260,747 votes in favor, 624,073 votes against and 168,120 votes abstained.

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Market Information For Common Stock
The following table sets forth for the periods indicated the range of quarterly high and low representative market prices for the Company's Common Stock. The Company's Common Stock trades on the American Stock Exchange under the symbol "TPS".

                               Fiscal 1999                    Fiscal 1998
                               -----------                   ------------
                                 High            Low       High           Low
First Quarter  (December 31)     1-5/16          1/2       2-1/16          1
Second Quarter (March 31)        1-3/4          13/16      1-1/2           1
Third Quarter  (June 30)         1-1/2          15/16      1-1/8         11/16
Fourth Quarter (September 30)    1-9/16         15/16      1-1/4          3/4

Holders
As of November 24, 1999, there were approximately 1,144 holders of record of the Company's Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data of the Company's financial condition and results of operations as of and for the years ended September 30, 1999, 1998, 1997, 1996 and 1995. The selected financial data should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

===========================================================================================================================
AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997, 1996  AND 1995
----------------------------------------------------------------------------
===========================================================================================================================
==============================================================================================================================

Balance Sheet Data                            1999            1998             1997              1996             1995
==============================================================================================================================
==============================================================================================================================
Total Assets                                 $15,674,348      $6,621,299      $ 10,477,643     $ 14,521,298      $ 17,275,640
==============================================================================================================================
==============================================================================================================================
Long-term Debt                                       -0-       3,020,000         3,020,000        3,020,000         2,060,000
==============================================================================================================================
==============================================================================================================================
Total Liabilities                              7,158,293       6,164,328         5,993,190        5,604,573         2,870,542
==============================================================================================================================
==============================================================================================================================
Stockholders' Equity                           8,516,055         456,971         4,484,453        8,916,725        14,405,098
==============================================================================================================================
=============================================================================================================================
Statement of Operations Data
==============================================================================================================================
==============================================================================================================================
Net Sales                                     $1,389,678        $392,653          $403,853          $44,001          $ 13,895
==============================================================================================================================
==============================================================================================================================
Loss from Continuing
     Operations                              (4,073,409)     (7,440,667)       (6,156,550)      (7,796,081)       (6,010,605)
==============================================================================================================================
==============================================================================================================================
Net Income (Loss)                              3,973,882     (5,852,382)       (3,235,316)      (6,698,787)       (3,399,796)
==============================================================================================================================
==============================================================================================================================
Loss per Basic and
     Diluted Common Share(1)
     From Continuing Operations                   (0.18)          (0.28)            (0.22)           (0.28)            (0.22)
==============================================================================================================================
==============================================================================================================================
Net Income ( Loss) per Basic
    and Diluted Weighted
    Average Common Share                           .14            (0.21)            (o.12)           (0.24)            (0.12)
==============================================================================================================================

See Notes to Consolidated Financial Statements for information on transactions and accounting classifications, which have affected the comparability of the periods presented above. The Company has not declared cash dividends on its Common Stock for any of the periods presented above.

(1) Includes the retroactive implementation of SFAS No. 128 ("Earnings per Share"), which had no impact for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations for all periods are based upon the Company's financial statements for all periods treating TSA as a discontinued operation as the result of the September 30, 1999 TSA asset sale. Thus, all operations of TSA have been excluded.

1999 Compared to 1998

Total revenue for the year ended September 30, 1999 was $1,389,678 compared to $392,653 for the same period in 1998. Revenue in 1999 is comprised of sales of OSA-II units amounting to $930,749 and leases amounting to $458,929, compared to $195,676, and $196,977, respectively for the same period in 1998. The increase in sales revenue of $735,073 or 375.7% is primarily attributable to the sale of 13 OSA-II machines during the year ended September 30, 1999 compared to the sale of 3 OSA-I machines during same period in 1998. The increase in lease revenue of $261,952 or 133.0% is primarily attributable to an increase in the number of units leased and on trial generating various levels of revenue (some of which were nominal) compared to the number of units leased and on trial for the same period in 1998. As of December 27, 1999, there were 59 units on lease and on trial generating approximately $60,000 in monthly revenue, compared to 39 and $30,000 at the same time in 1998. The units currently on lease and on trial are in a variety of industries which includes automobile dealerships, mini labs, truck lube centers, truck stops, engine development laboratories, municipalities, and others.

TSI gross profit margin for year ended September 30, 1999 was 9.6% compared to -55.1% for the same period in 1998. Gross profit for the year ended September 30, 1999 includes the expense of $223,000 of obsolete parts and ongoing technology enhancements identified in fiscal 1999.

General and administrative expenses were $2,409,072 for the year ended September 30, 1999 compared to $2,792,151 for the same period in 1998. The decrease of $383,079 or 13.7% is attributable to a reduction in expenses at the corporate office offset partially by increases in expenses at TSI as a result of the growth and expansion of the business.

Selling and marketing expenses were $752,512 for the year ended September 30, 1999 compared to $810,288 for the same period in 1998. The decrease of $57,776 or 7.1% is attributable to a reduction in personnel expenses at TSI.

Write down of fixed assets of $880,911 for the year ended September 30, 1998 related to the original OSA-I machines, which were deemed to be impaired and were written off. (See Item 8. Financial Statements and Supplementary Data, Note
2. Oil Analysis Service Segment.)

Severance expense of $1,085,587 for the year ended September 30, 1998 is attributable to the resignation of the Company's former Chairman and CEO. (See
Item 8. Financial Statements and Supplementary Data, Note 13. Related Party transactions).

Depreciation and amortization was $379,431 for the year ended September 30, 1999 compared to $853,971 for the same period in 1998. This decrease of $474,540 or 55.6% is primarily attributable to the write-down of the original OSA-I machines in September 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   (Continued)

Results of Operations (Continued)
1999 Compared to 1998 (Continued)

Research and development was $146,896 for the year ended September 30, 1999 compared to $286,341 for the same period in 1998. This decrease of $139,445 or 48.7% is primarily attributable to the initial costs incurred in the development of the OSA-II machine in fiscal year 1998.

Interest income was $81,815 for the year ended September 30, 1999 compared to $92,555 for the same period in 1998. The decrease of $10,740 or 11.6% is primarily due to a decline in cash balances due to operating losses.

Interest expense was $589,362 for the year ended September 30, 1999 compared to $662,312 for the same period in 1998. The decrease of $72,950 or 11.0% is due to a decrease in interest as a result of the restructuring of the senior subordinated convertible notes in November and December 1998, offset by an increase in interest expense associated with a loan from a trust controlled by a director of the Company and issuance of warrants as additional consideration for the loan.

Other income (expense) was ($11,008) for the year ended September 30, 1999 compared to $54,849 for the same period in 1998. This decrease of $65,857 or 120.0% is primarily attributable to the $100,000 redemption premium incurred in connection with the redemption of 50% of the Series A Preferred Stock offset by an increase of $39,670 in royalty income.

Income from discontinued operations was $1,232,451 for the year ended September 30, 1999 compared to $948,345 for the same period in 1998. The increase of $284,106 or 30.0% is primarily as a result of a decrease in operating expenses including selling and marketing and engineering.

Gain on disposal of discontinued operations was $8,030,832 for the year ended September 30, 1999 compared to $962,760 for the same period in 1998. The increase of $7,068,072 or 734.2% is primarily due to the sale of 14.5% equity in TSA during the year ended September 30, 1998 with the remainder portion of the sale completed during the year ended September 30, 1999.

Loss on extinguishment of debt of $27,266 for the year ended September 30, 1999 represents loss of $186,011 on early payoff the credit facility offset by the gain of $158,745 from restructuring of a portion of the outstanding $3,020,000 of Notes. (See Note 4. Debt)

1998 Compared to 1997

Total revenue for the year ended September 30, 1998 was $392,653 compared to $403,853 for the same period in 1997. The decrease in sales revenue of $99,024 or 33.6% is primarily attributable to a reduction in the average sales price of the OSA-I machine in 1998 compared to 1997. The Company sold 3 OSA-I machines during the year ended September 30, 1998 compared to the sale of 2 OSA-I machines during same period in 1997. The increase in service revenue of $87,824 or 80.5% is primarily attributable to an increase in the number of units leased and on trial generating various levels of revenue (some of which were nominal) compared to the number of units leased and on trial for the same period in 1997. As of December 27, 1998, there were 39 units on lease generating approximately $30,000 in monthly revenue, compared to 6 units and $8,000 at the same time in 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   (Continued)

Results of Operations (Continued)
1998 Compared to 1997 (Continued)

OSA-I gross profit margin for year ended September 30, 1998 was -55.1% compared to 73.5% for the same period in 1997. The decrease in gross profit margin is attributable to the write-off of OSA-I inventory during fiscal year 1998 due to the completion and market introduction of the OSA-II and a decreased margin in the service revenue segment due to the outright sale of OSA-I units in 1997, that had a higher gross profit margin in fiscal 1997 compared to a larger number of ongoing leases in fiscal 1998.

General and administrative expenses were $2,792,151 for the year ended September 30, 1998 compared to $3,894,096 for the same period in 1997. The decrease of $1,101,945 or 28.3% is attributable to the Company's restructuring which took place in the fourth quarter of fiscal 1997 and continued efforts to contain costs.

Selling and marketing expenses were $810,288 for the year ended September 30, 1998 compared to $1,031,756 for the same period in 1997. The decrease of $221,468 or 21.5% is primarily attributable to the closing of the TSI Farmington Hills, Michigan location related to the OSA group.

Write down of fixed assets of $880,911 for the year ended September 30, 1998 related to the original OSA- I machines, which were deemed to be impaired and were written off. (See Item 8. Financial Statements and Supplementary Data, Note
2. Oil Analysis Service Segment.)

Severance expense of $1,085,587 for the year ended September 30, 1998 is attributable to the resignation of the Company's former Chairman and CEO. (See
Item 8. Financial Statements and Supplementary Data, Note 13. Related Party Transactions).

Depreciation and amortization was $853,971 for the year ended September 30, 1998 compared to $1,034,898 for the same period in 1997. This decrease of $180,927 or 17.5% is primarily attributable to the write-down of the original OSA-I machines and a 56% decrease in purchases of fixed assets for the year ended September 30, 1997.

Research and development was $286,341 for the year ended September 30, 1998 compared to $25,682 for the same period in 1997. This increase of $260,659 or 1015.0% is primarily attributable to the development of the OSA-II unit, which was designed by the Company in fiscal 1998.

Interest income was $92,555 for the year ended September 30, 1998 compared to $132,526 for the same period in 1997. The decrease of $39,971 or 30.2% is primarily due to a decline in cash balances due to operating losses.

Interest expense was $662,312 for the year ended September 30, 1998 compared to $438,849 for the same period in 1997. The increase of $223,463 or 50.9% is due to the borrowings and amortization of loan fees on its credit facility, which was only in place for three months in fiscal 1997. The Company did not borrow any funds during fiscal 1997 on the prior First Union credit facility

Other income (expense) was $54,849 for the year ended September 30, 1998 compared to $88,322 for the same period in 1997. This decrease of $33,473 or 37.9% is primarily attributable to the decrease of $43,833 in royalty income.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

1998 Compared to 1997 (Continued)

Income from discontinued operations was $948,345 for the year ended September 30, 1998 compared to $2,921,234 for the same period in 1997. The decrease of $1,972,889 or 67.5% is primarily attributable to the loss of the OHSS sales for the Jeep Cherokee contract, which ended on June 30, 1997.

Gain on disposal of discontinued operations was $962,760 for the year ended September 30, 1998 is the sale of 14.5% equity in TSA (See Item 1. Business Sale of TSA).

Net Loss Analysis

In order to avoid current, material, ongoing operating losses, and an increase in the operating loss after the sale of TSA assets (See Item 1. Business), the Company must generate new, material ongoing OSA-II or other revenues in future months. Management believes that the recent OSA-II activity described in this report will improve OSA-II visibility in the marketplace that which will lead to significant increases in future OSA-II revenues. However, there can be no assurances.


Liquidity and Capital Resources

Net cash used in operating activities was $4,460,796 for the year ended September 30, 1999. This usage of cash was attributable to a net loss of $3,433,158, which excludes depreciation, amortization, income and gain on discontinued operation and loss on extinguishments of debt. In addition, an increase in accounts receivable of $152,693 and an increase in inventories of $795,312 and a net decrease in accounts payable and accrued liabilities of $359,746 contributed to net cash used in operating activities. The increase in inventories is primarily the result of the build-up of OSA-II units in anticipation of future OSA-II orders.

Net cash used in investing activities was $1,395,495 for the year ended September 30, 1999. This decrease in cash was attributable expenditures by TSI for capital assets.

Net cash provided by financing activities was $1,709,481, which consisted of net proceeds from sales of common stock through exercise of stock options of $26,878, net proceeds from the sale of Series B preferred stock of $3,370,299, proceeds from the director's loan of $500,000 and proceeds of the Company's credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("Nations") of $595,151 offset by the redemption of 50% or $500,000 of the Series A preferred stock, the repayment of the notes of $2,064,617, payment of $110,403 of extinguishments of debt costs, payment of $107,827 of Series B preferred stock dividends.

On September 30, 1999, the Company completed the sale to Onkyo America of substantially all of the assets of TSA. At the closing, the Company and TSA received $2,000,000 in cash, a $6,500,000 9% secured note due to be paid to TSA by October 31, 1999, and a $1,000,000 note due to be paid to the Company by October 31, 1999 in cash or Onkyo Series A 5% Convertible Preferred Stock. Due to the sale of the assets, the Company was required to simultaneously pay off in full its Credit Facility with Nations. The balance paid off at closing was approximately $1,914,000, which included a prepayment penalty of $100,000. As a result of the payoff of Nations, all liens on the Company's assets were released and the Company no longer had any credit lines.

Subsequent to September 30, 1999, TSA received $6,500,000, of which $500,000 is being held in escrow. (See Item 1. Business - "Sale of TSA").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (Continued)

As of December 27, 1999, the Company had approximately $4,600,000 in cash including amounts reserved for the potential liability to NCT for their 15% equity ownership in TSA (see Item 3. Legal Proceedings). The Company believes that current cash on hand will be sufficient to fund its operations for the next 12 months. In the event that the Company is unable to reduce its current operating losses, it will be required to seek new sources of capital to fund its operations. There can be no assurances that the operating losses will be reduced or that new financing will be available on acceptable terms.

Forward-Looking Statements

The forward looking statements discussed in the Report under the Business Section, (Item 1.) and above in Liquidity and Capital Resources include those relating to the Company's expectations about (1) generating significantly increased revenue from OSA-II units above historic levels during fiscal year 2000, (2) reaching agreement with a strategic partner or current customer regarding the sharing of the funding necessary to complete the development of the OSA-II/SS unit, (3) successfully developing an OSA-II/SS and OSA-II/WF unit,
(4) the Company's ability to begin generating revenue from the MightyClean 2000(TM) product, (5) the introduction of the Liquid Asset Management program,
(6) the development of a successful HairTek(TM) prototype, (7) the increase in the usage of oil analysis as a preventative maintenance in new and existing markets, (8) the adequacy of the Company's working capital and liquidity, and
(9) reducing net operating losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to market OSA-IIs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, and (6) the Company's ability to attract strategic partners for new OSA-II, prototype (7) the Company's ability to consummate a strategic partnership with a filter company, (8) the Company ability to complete the HairTek(TM) prototype, (9) the Company's ability to consummate strategic partnership for the HairTek(TM) project and for the Liquid Asset Management Program project, (10) the Company's ability to resolve contractual issues with potential strategic partners, (11) whether the Company's assessment of its new technologies will be accepted by potential strategic partners and customers,
(12) the assurance by Y2K vendors are accurate, (13) unforeseen technical problems or patent issues with any of the Company's potential new products, and
(14) delays of shipping components for new products, and (15) the Company's ability to market the MightyClean 2000(TM) product.

Inflation

The impact of inflation has become less significant with dormant inflation rates in recent years. The Company believes inflation has not had a material effect on the Company's operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB")" issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in fiscal years beginning after December 15, 1997. This statement establishes standards for the way public business enterprises report information about products, services, geographic areas and major customers. The Company has adopted SFAS No. 131 for fiscal year ended September 30, 1999. The adoption of SFAS No. 131 did not have a material impact on its financial position or results of operations.

Year 2000

The Company has  assessed the  potential  impact of the Year 2000 ("Y2K") on the
Company's internal business systems, products, assembly procedures and operations. The Company's Y2K initiatives included (i) testing and upgrading internal business systems and facilities; and (ii) contacting key suppliers, vendors and customers to determine their Y2K compliance state.

The Company has evaluated all of its information technology systems during the fourth calendar quarter of 1999, and has spent approximately $30,000 on hardware and software upgrades. The Company believes that all systems company-wide are Y2K compliant.

At TSI, the Company believes OSA-IIs are Y2K compliant. As of December 27, 1999, the Company had 5 OSA-I units at customer locations. The Company is negotiating with these customers to upgrade to OSA-II units because it believes the OSA-I may not be Y2K compliant. The Company has recorded a liability of $100,000 in its financial statements for the period ended September 30, 1999, to cover the cost of replacing these units, if necessary. During the third and fourth calendar quarters of 1999, the Company received positive written Y2K readiness assurances from substantially all of the suppliers of parts necessary for the assembly OSA-II. The Company has not audited any of its suppliers readiness statements, however, it believes them to be accurate, although there can be no assurances. The Company cannot presently estimate what, if any, additional costs it will incur if one or more of these suppliers are not Y2K compliant.

The Company has determined that four suppliers provide proprietary components integral to the OSA-II for which there are substitute components readily available. The Company's current inventory levels and parts supplies of these components are sufficient to cover a temporary short-term disruption in shipment, however, any delays in excess of two to three months would have a material adverse impact on the Company's business operations and financial condition. The Company has no contingency plan beyond this step to cover this and other Y2K problems should they arise.

Due to the  complexity  of the  Company's  technologies  and reliance upon third parties to produce certain components, there can be no assurances that the Company has identified all of the Y2K issues that could arise. While the Company is attempting to minimize any negative consequences arising from Y2K non-compliance, there can be no assurances that Y2K issues will not have a material adverse impact on the Company's business, operations or financial condition. Also, if any of the Company's material suppliers, vendors or customers experience business disruptions due to Y2K issues, the Company might also be materially adversely affected. Any unexpected costs or delays arising from Y2K issues could have a material adverse impact on the Company's business, operations and financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    INDEX                                                                               PAGE
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------

------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------

Report of Independent Certified Public Accountants                                                                      18
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Consolidated Balance Sheets as of September 30, 1999 and 1998                                                           19
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997                             20
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997                   21
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997                             22
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Notes to Consolidated Financial Statements                                                                              23
------------------------------------------------------------------------------------------------------------------- -----------

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of Top Source Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Top Source Technologies, Inc., (a Delaware corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Source Technologies, Inc. and subsidiaries as of September 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
November 24, 1999

                            Global Technovations, Inc.
                                   FORM 10-K
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                          1999                          1998
                                                                          ------------------            -----------------
Current Assets:
  Cash and cash equivalents                                                     $ 2,308,952                    $ 488,899
  Accounts receivable trade, net                                                    209,554                       56,861
  Due from buyer of automotive subsidiary                                         6,000,000                            -
  Inventories                                                                     1,935,832                    1,140,520
  Prepaid expenses                                                                   76,657                      115,296
  Other                                                                             102,867                      130,361
  Net assets from discontinued operations                                                 -                    1,780,990
                                                                          ------------------            -----------------
Total current assets                                                             10,633,862                    3,712,927
Property and equipment, net                                                       1,533,117                      551,478
Patents, net                                                                        143,881                      123,626
Capitalized database, net                                                         1,862,361                    2,073,194
Due from buyer of automotive subsidiary                                           1,500,000                            -
Note receivable from officer                                                              -                       26,260
Other assets, net                                                                     1,127                      133,814
                                                                          ------------------            -----------------
TOTAL ASSETS                                                                   $ 15,674,348                  $ 6,621,299
                                                                          ==================            =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                $ 1,913,986                  $ 1,318,835
  Senior subordinated convertible notes                                             707,000                            -
  Loan payable                                                                      506,712                            -
  Accounts payable                                                                  302,553                      597,307
  Accrued liabilities                                                             2,607,408                      798,662
  Payable to former buyer of automotive subsidiary                                1,030,835                            -
                                                                          ------------------            -----------------
Total current liabilities                                                         7,068,494                    2,714,804
  Senior subordinated convertible notes                                                   -                    3,020,000
  Other liabilities                                                                  89,799                      429,524
                                                                          ------------------            -----------------
Total liabilities                                                                 7,158,293                    6,164,328

Commitments and contingencies (See Note 10)                                               -                            -

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; 3,500 and 1,000 shares issued and                                  3,444,644                      943,807
   outstanding in 1999 and 1998, respectively
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 29,799,281 and 29,053,803 shares issued and
   outstanding in 1999 and 1998, respectively                                        29,799                       29,054
  Additional paid-in capital                                                     31,208,571                   29,624,951
  Accumulated deficit                                                           (24,817,605)                 (28,791,487)
  Treasury stock-at cost; 466,234  shares                                        (1,349,354)                  (1,349,354)
                                                                          ------------------            -----------------
Total stockholders' equity                                                        8,516,055                      456,971
                                                                          ------------------            -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 15,674,348                  $ 6,621,299
                                                                          ==================            =================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           Global Technovations, Inc.
                                   FORM 10-K
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------
                                                                     1999              1998              1997
                                                                 ------------      ------------      ------------
Revenue:
  Sales revenue                                                  $    930,749      $    195,676      $    294,700
  Service revenue                                                     458,929           196,977           109,153
                                                                 ------------      ------------      ------------
   Total revenue                                                    1,389,678           392,653           403,853
                                                                 ------------      ------------      ------------
Cost of sales and service                                           1,256,621           609,088           107,044
                                                                 ------------      ------------      ------------
Gross profit (loss)                                                   133,057          (216,435)          296,809
                                                                 ------------      ------------      ------------
Expenses:
  General and administrative                                        2,409,072         2,792,151         3,894,096
  Selling and marketing                                               752,512           810,288         1,031,756
  Write down of fixed assets                                               --           880,911                --
  Severance expense                                                        --         1,085,587                --
  Depreciation and amortization                                       379,431           853,971         1,034,898
  Research and development                                            146,896           286,341            25,682
                                                                 ------------      ------------      ------------
Total expenses                                                      3,687,911         6,709,249         5,986,432
                                                                 ------------      ------------      ------------
Loss from operations                                               (3,554,854)       (6,925,684)       (5,689,623)
Other income (expense):
  Interest income                                                      81,815            92,555           132,526
  Interest expense                                                   (589,362)         (662,312)         (438,849)
  Other (expense) income, net                                         (11,008)           54,849            88,322
                                                                 ------------      ------------      ------------
Net other income (expense)                                           (518,555)         (514,908)         (218,001)
                                                                 ------------      ------------      ------------
Loss before income taxes                                           (4,073,409)       (7,440,592)       (5,907,624)
Income tax expense                                                         --               (75)         (248,926)
                                                                 ------------      ------------      ------------
Loss from continuing operations before
discontinued operations and extraordinary item:                    (4,073,409)       (7,440,667)       (6,156,550)
                                                                 ------------      ------------      ------------
Discontinued operations:
Income from discontinued operations,
net of income taxes                                                 1,232,451           948,345         2,921,234
Gain on disposal of discontinued operations,
net of income taxes                                                 8,030,832           962,760                --
                                                                 ------------      ------------      ------------
Discontinued operations                                             9,263,283         1,911,105         2,921,234
                                                                 ------------      ------------      ------------
Income (loss) before extraordinary item                             5,189,874        (5,529,562)       (3,235,316)
 Loss on extinguishment of debt                                       (27,266)               --                --
                                                                 ------------      ------------      ------------
Net income (loss)                                                   5,162,608        (5,529,562)       (3,235,316)
Embedded dividend on preferred stock                                 (619,462)         (193,807)               --
Preferred dividends                                                  (277,458)          (20,034)               --
Value of warrants issued with preferred stock                        (291,806)         (108,979)               --
                                                                 ------------      ------------      ------------
Net income (loss) available to common stockholders               $  3,973,882      ($ 5,852,382)     ($ 3,235,316)
                                                                 ============      ============      ============
Basic and Diluted Earnings (Loss) Per Share
Continuing Operations                                                   (0.18)            (0.28)            (0.22)
Discontinued Operations                                                  0.32              0.07              0.10
Extraordinary item                                                      (0.00)               --                --
                                                                 ------------      ------------      ------------
Net Income (Loss)                                                        0.14             (0.21)            (0.12)
                                                                 ============      ============      ============
Basic and diluted weighted average common shares outstanding       29,108,705        28,242,005        28,065,563
                                                                 ============      ============      ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements .

                         Global Technovations, Inc.
                                   FORM 10-K
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                                                                COMMON STOCK                         ADDITIONAL
                                                         --------------------------    PREFERRED      PAID-IN
                                                             SHARES        AMOUNT        STOCK        CAPITAL
                                                         ------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                                28,446,477     $ 28,446             -    $28,723,853

Exercise of stock options ($.5625 to $1.78 per share)          15,000           15             -         20,598
Treasury stock purchases                                            -            -             -              -
Net loss                                                            -            -             -              -
                                                         ------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997                                28,461,477       28,461             -     28,744,451

Exercise of stock options ($.53 to $1.50 per share)           549,700          550             -        387,791
Issuance of convertible preferred stock - Series A                  -            -     1,000,000              -
Preferred stock issuance costs and fees                             -            -             -       (118,606)
Issuance of common stock for payment of dividend
   on preferred stock                                          42,626           43             -         19,991
Intrinsic value of preferred stock conversion feature               -            -      (250,000)       250,000
Preferred stock embedded dividend                                   -            -       193,807              -
Value of warrants issued with preferred stock                       -            -             -        108,979
Options and warrants issued for services                            -            -             -        232,345
Net loss                                                            -            -             -              -
                                                         ------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                                29,053,803       29,054       943,807     29,624,951

Exercise of stock options ($.53 to $.875 per share)            50,550           51             -         26,827
Redemption of convertible preferred stock - Series A                -            -      (500,000)             -
Conversion of convertible preferred stock - Series A
   to common stock                                            669,149          668      (500,000)       499,332
Issuance of convertible preferred stock - Series B                  -            -     3,500,000              -
Preferred stock issuance costs and fees                             -            -             -       (129,701)
Issuance of common stock for payment of dividend
   on preferred stock                                          25,779           26             -         12,105
Preferred stock dividend                                            -            -             -              -
Intrinsic value of preferred stock conversion feature               -            -      (618,625)       618,625
Preferred stock embedded dividend                                   -            -       619,462              -
Value of warrants issued with preferred stock                       -            -             -        291,806
Options and warrants issued for services                            -            -             -        264,626
Net Income                                                          -            -             -              -
                                                         ======================================================
BALANCE, SEPTEMBER 30, 1999                                29,799,281     $ 29,799   $ 3,444,644    $31,208,571
                                                         ======================================================

                                                                                                   TOTAL
                                                          ACCUMULATED       TREASURY           STOCKHOLDERS'
                                                            DEFICIT           STOCK                EQUITY
                                                         ---------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                              $ (19,703,789)   $   (131,785)         $ 8,916,725

Exercise of stock options ($.5625 to $1.78 per share)                -               -               20,613
Treasury stock purchases                                             -      (1,217,569)          (1,217,569)
Net loss                                                    (3,235,316)              -           (3,235,316)
                                                         ---------------------------------------------------
BALANCE, SEPTEMBER 30, 1997                                (22,939,105)     (1,349,354)           4,484,453

Exercise of stock options ($.53 to $1.50 per share)                  -               -              388,341
Issuance of convertible preferred stock - Series A                   -               -            1,000,000
Preferred stock issuance costs and fees                              -               -             (118,606)
Issuance of common stock for payment of dividend
   on preferred stock                                          (20,034)              -                    -
Intrinsic value of preferred stock conversion feature                -               -                    -
Preferred stock embedded dividend                             (193,807)              -                    -
Value of warrants issued with preferred stock                 (108,979)              -                    -
Options and warrants issued for services                             -               -              232,345
Net loss                                                    (5,529,562)              -           (5,529,562)
                                                         ---------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                                (28,791,487)     (1,349,354)             456,971

Exercise of stock options ($.53 to $.875 per share)                  -               -               26,878
Redemption of convertible preferred stock - Series A                 -               -             (500,000)
Conversion of convertible preferred stock - Series A
   to common stock                                                   -               -                    -
Issuance of convertible preferred stock - Series B                   -               -            3,500,000
Preferred stock issuance costs and fees                              -               -             (129,701)
Issuance of common stock for payment of dividend
   on preferred stock                                          (12,131)              -                    -
Preferred stock dividend                                      (265,327)              -             (265,327)
Intrinsic value of preferred stock conversion feature                -               -                    -
Preferred stock embedded dividend                             (619,462)              -                    -
Value of warrants issued with preferred stock                 (291,806)              -                    -
Options and warrants issued for services                             -               -              264,626
Net Income                                                   5,162,608               -            5,162,608
                                                         ===================================================
BALANCE, SEPTEMBER 30, 1999                              $ (24,817,605)   $ (1,349,354)         $ 8,516,055
                                                         ===================================================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          Global Technovations, Inc.
                                    FORM 10-K
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------
                                                                  1999            1998              1997
                                                              -----------      -----------      -----------
OPERATING ACTIVITIES:
    Net income (loss)                                         $ 5,162,608      $(5,529,562)     $(3,235,316)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Income from discontinued operations                        (1,232,451)        (948,345)      (2,921,234)
    Gain on disposal of discontinued operations                (8,030,832)        (962,760)              --
    Depreciation                                                  307,034          679,245          829,183
    Amortization                                                  333,217          294,150          232,756
    Write down of fixed assets and inventory                           --        1,294,045               --
    Loss on extinguishment of debt                                 27,266               --               --
    Loss on disposal of equipment                                   3,100          160,963          284,212
    Non cash value of services                                    184,620          232,345               --
    Decrease in deferred income tax assets, net                        --               --          245,926
    Repayments from (advances to) officers                         26,260          107,661         (133,921)
    (Increase) decrease in accounts receivable, net              (152,693)            (191)         574,025
    Increase in inventories                                      (795,312)      (1,437,419)         (75,118)
    Decrease in prepaid expenses                                   38,639           39,599           36,516
    Decrease (increase) in other assets                            27,494          729,556         (165,163)
    (Decrease) increase in accounts payable                      (294,754)         539,889         (542,780)
    Increase (decrease) in accrued liabilities                    274,733         (120,769)        (698,314)
    (Decrease) increase in other liabilities                     (339,725)         429,524               --
                                                              -----------      -----------      -----------
Net cash used in operating activities                          (4,460,796)      (4,492,069)      (5,569,228)
                                                              -----------      -----------      -----------
INVESTING ACTIVITIES:
    Purchases of property and equipment, net                   (1,291,773)        (582,132)        (820,421)
    Additions to patent costs, net                               (103,722)         (65,078)         (11,410)
                                                              -----------      -----------      -----------
Net cash used in investing activities                          (1,395,495)        (647,210)        (831,831)
                                                              -----------      -----------      -----------
FINANCING ACTIVITIES:
    Proceeds from exercises of stock options and warrants          26,878          388,341           20,613
    Preferred stock issuance, net                               3,370,299          881,394               --
    Proceeds from loan payable                                    500,000               --               --
    Repurchases of treasury stock                                      --               --       (1,217,569)
    Redemption of preferred stock Series A                       (500,000)              --               --
    Repayments of Senior Convertible Notes                     (2,064,617)              --               --
    Payment of extinguishment of debt costs                      (110,403)              --               --
    Payment of preferred stock dividend                          (107,827)              --               --
    Proceeds from (repayments of) borrowings                      595,151         (677,506)       1,996,341
                                                              -----------      -----------      -----------
Net cash provided by financing activities                       1,709,481          592,229          799,385
                                                              -----------      -----------      -----------
NET CASH USED IN CONTINUING OPERATIONS:                        (4,146,810)      (4,547,050)      (5,601,674)
                                                              -----------      -----------      -----------
CASH PROVIDED BY DISCONTINUED OPERATIONS:
    Operating Activities                                        1,488,397        1,731,370        3,796,011
    Investing Activities                                        4,478,466        1,200,900        3,256,213
                                                              -----------      -----------      -----------
Net cash provided by discontinued operations                    5,966,863        2,932,270        7,052,224
                                                              -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents            1,820,053       (1,614,780)       1,450,550
Cash and cash equivalents at beginning of period                  488,899        2,103,679          653,129
                                                              -----------      -----------      -----------
Cash and cash equivalents at end of period                    $ 2,308,952      $   488,899      $ 2,103,679
                                                              ===========      ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION - Currently, the Company has three wholly owned subsidiaries, Top Source Instruments, Inc. ("TSI"), which markets, leases and sells oil analysis services with the OSA-II, Top Source Oil Analysis, Inc. ("TSOA"), which became a discontinued operation on September 30, 1996, and ARCS Safety Seat, Inc. ("ARCS"), which is inactive. Additionally, the Company has one 85% owned subsidiary, Top Source Automotive, Inc. ("TSA"), which became a discontinued operation on September 30, 1999. (See Note 3. Sale of Top Source Automotive, Inc.)

The accompanying Consolidated Financial Statements include the accounts of Top Source Technologies, Inc. and its subsidiaries ("the Company"). All significant inter-company accounts and transactions have been eliminated. In order to maintain consistency and comparability between periods presented certain amounts have been reclassified from previously reported financial statements in order to conform to the financial statement presentation of the current year. On September 30, 1999 the Company sold substantially all of the assets of its 85% owned subsidiary, TSA and other assets used in TSA's business to Onkyo America, Inc. ("Onkyo"). Accordingly, the operations and financial activity associated with this business have been reclassified as discontinued operations. With the disposition of this operation, the Company's core business, became the leasing and selling of its second generation on-site used oil analyzer ("OSA-II"). The OSA-II is a proprietary oil analysis instrument that combines two spectrometers in order to analyze used oil in approximately five minutes and generate a computerized diagnostic statement about the engine from which the oil was extracted.

CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

REVENUE RECOGNITION - The Company recognizes revenue from sales and leases of OSA units at the time the products are shipped. Revenue from leased OSA units is recognized ratably over the lease term, which range from 3 to 48 months. All existing leases are classified as operating leases.

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

                           Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED DATABASE - The capitalized database relates to a portion of the cost in excess of the fair value related to the TSOA acquisition, which was retained by TSI to support their OSA technology. The capitalized database is being amortized over 15 years using the straight-line method (see Note 8. Capitalized Database).

LONG-LIVED ASSETS - The Company continually evaluates factors, events and circumstances, which include, but are not limited to, the historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful life of the Company's long-lived assets may warrant revision or that the assets may not be recoverable. When such factors, events or circumstances indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow generated from the long-lived assets over the remaining lives of those assets in measuring its recoverability.

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

COMPREHENSIVE INCOME - For the years ended September 30, 1999, 1998 and 1997, there were no differences between net income and comprehensive income.

NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in fiscal years beginning after December 15, 1997. This statement establishes standards for the way public business enterprises report information about products, services, geographic areas and major customers. The Company adopted SFAS No. 131 for fiscal year ending September 30, 1999. The adoption of SFAS No. 131 did not have a material impact on its financial position or results of operations because its operations are concentrated in one segment following the sale of TSA (see Note 3. Sale of Top Source Automotive, Inc.)

QUARTERLY INFORMATION - The Company recorded an additional valuation allowance to reduce the deferred tax asset in the amount of $249,000, during the fourth quarter of the fiscal year ended September 30, 1997. (See Note 12. Income Taxes)

STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require companies to record compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
2.  OIL ANALYSIS SERVICE

During fiscal 1998, and as a result of the introduction of the OSA-IIs, the original OSA-I units and related inventory were deemed to be impaired and written off. An impairment loss, in the amounts of $880,911 and $413,134, was charged to operations and is included in "Write down of fixed assets" and "Cost of Sales and Service", respectively, in the accompanying Consolidated Statements of Operations for the Year Ended September 30, 1998.

The Company believes that its marketing efforts relating to the OSA-II will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain its marketing activities it could have a material adverse effect on the Company's financial condition and the carrying value of its assets. The Company will continue to evaluate the success of the new marketing efforts as well as the carrying value of the related assets.

3.  SALE OF TOP SOURCE AUTOMOTIVE, INC.

On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's Overhead Speaker Systems ("OHSS") business, to Onkyo America, Inc. ("Onkyo") for total consideration of $10,000,000 consisting of $2,500,000 cash, a $6,500,000 30-day note payable to TSA and a $1,000,000 30-day note payable to the Company in either cash or convertible preferred stock of Onkyo. The $6,500,000 note and accrued interest of $46,479 was paid on October 29, 1999, and the $1,000,000 note was paid through issuance of $1,000,000 of Onkyo 5% Series A Convertible Preferred Stock ("Onkyo Preferred"). Of the $9,000,000 in cash received by the Company, $500,000 is being held in escrow for a 12-month period until October 2000 in the event that undisclosed TSA liabilities in excess of $50,000 arise. Upon conclusion of the one-year period, the funds plus interest will be paid to TSA less any excess undisclosed liabilities, if any, in excess of $50,000. No accrual has been recorded for claims against the escrowed funds as none are anticipated at this time.

The $1,000,000 Onkyo Preferred received by the Company has the following attributes:

a. CONVERSION. In the event that Onkyo prior to redemption completes an initial public offering for a minimum of $10,000,000 net of underwriting discounts and commissions and the equity valuation of Onkyo is in excess of $25 million, the Onkyo Preferred automatically converts into Onkyo Common Stock, equal to approximately 2.5% of the number of common shares outstanding prior to completion of the offering.

b. REDEMPTION. After October 1, 2002, either the Company or Onkyo may redeem the Series A Preferred Stock based upon a formula equal to (i) the product of multiplying 4.3 times Onkyo's average, annualized net income before interest, taxes, depreciation, and amortization for the period beginning on September 1, 1999 (including TSA's operations for the period beginning on September 1, 1999); times (ii) the fully-diluted percentage of Common Stock into which the Series A Preferred Stock is convertible. The term "fully-diluted" gives effect to exercise of all outstanding options and warrants and conversion of all outstanding convertible securities;

c. DIVIDENDS. The Series A Preferred Stock has a cumulative dividend preference of 5% per annum payable at the end of each year.

d. LIQUIDATION PREFERENCE. Upon liquidation of Onkyo or sale of all or substantially all of the assets of Onkyo or similar event, the Series A Preferred Stock is entitled to a $1,000,000 liquidation preference in addition to all cumulative and unpaid dividends; and

e. NON-VOTING. The Series A Preferred Stock has no voting rights except those required by law.

                       Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
3.  SALE OF TOP SOURCE AUTOMOTIVE, INC., (CONTINUED)

Previously, the Company and TSA had entered into a TSA Asset Purchase agreement with NCT Audio Products, Inc. ("NCT") on August 14, 1998 for a minimum of $10,000,000 in cash and up to $6,000,000 in a potential earn-out based upon the future operating results of the TSA business being sold. TSA received $1,450,000 in June 1998 and an additional $2,050,000 on December 15, 1998 when the Company's stockholders approved the sale to NCT. As a result of the approval by the Company's stockholders on December 15, 1998, NCT became the owner of 20% of TSA's Common Stock in exchange for the $3,500,000 it paid. During fiscal 1999, the Company and TSA granted NCT two additional extensions to close the transaction with a final deadline of July 15, 1999. As part of the consideration for these extensions, the Company received back 5% of TSA's Common Stock, thereby reducing NCT's ownership of TSA to 15%. NCT's parent company issued a press release on July 16, 1999 stating that it was unable to obtain the necessary financing to complete the transaction and acknowledging that NCT thereby let its rights under the asset purchase agreement to lapse. As a result, the Company and TSA proceeded to negotiate a definitive agreement and ultimately close on the sale of the assets to Onkyo on September 30, 1999. In September 1999, NCT commenced an arbitration proceeding alleging that the Company and TSA breached the Asset Purchase Agreement and sought to obtain injunctive relief from the Delaware Court of Chancery preventing the Company and TSA from consummating the Onkyo transaction. The Court declined to rule on NCT's request for a temporary restraining order and NCT's request for injunctive relief was rendered moot when the Onkyo transaction closed. The arbitration proceeding in which NCT claims damages, beyond their 15% equity ownership of TSA, is pending. The Company believes that NCT's claims for damages beyond their 15% equity ownership of TSA less certain adjustments and offsets, are without merit. In December 1999, the Company and TSA answered the demand for arbitration by denying all material allegations and filed a counterclaim against NCT for substantial damages. The Company has recorded the amounts due to NCT as "Payable to former buyer of automotive subsidiary" in the accompanying consolidated balance sheet.

4.  STATEMENTS OF CASH FLOWS

In connection with the restructuring of substantially all of the outstanding Senior Subordinated Convertible Notes (see Note 9. Debt), the Company recorded a non-cash gain on extinguishment of debt of $248,383 for the year ended September 30, 1999.

There were no significant non-cash investing or financing activities for the years ended September 30, 1998 and 1997. Cash paid for interest for the years ended September 30, 1999, 1998, and 1997 was $397,639, $564,930 and $325,782,
respectively.

5. INVENTORIES

Inventories consisted of the following at September 30, 1999 and 1998:

------------------------------- ----------------------- ---------------------
                                                  1999                  1998
------------------------------- ----------------------- ---------------------
Raw materials                                 $984,082            $1,140,520
------------------------------- ----------------------- ---------------------
Finished goods                                 951,750                   -0-
                                               -------                   ---
------------------------------- ----------------------- ---------------------
                                            $1,935,832            $1,140,520
                                             =========             =========
------------------------------- ----------------------- ---------------------

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1999 and 1998:

--------------------------------- ------------- ---------------- ---------------
                                    USEFUL
                                     LIFE
                                    (YEARS)                1999            1998
--------------------------------- ------------- ---------------- ---------------
Computer equipment                    3-4              $967,753      $1,026,411
--------------------------------- ------------- ---------------- ---------------
On-Site Analyzers                     4-5             1,482,829         316,214
--------------------------------- ------------- ---------------- ---------------
Tools                                  2                 24,253          11,862
--------------------------------- ------------- ---------------- ---------------
Furniture and fixtures                3-5               190,452         188,285
--------------------------------- ------------- ---------------- ---------------
Leasehold improvements                2-5                26,555          25,665
                                                         ------          ------
--------------------------------- ------------- ---------------- ---------------
                                                      2,691,842       1,568,437
                                                      ---------       ---------
--------------------------------- ------------- ---------------- ---------------
Less: accumulated depreciation                      (1,158,725)     (1,016,959)
--------------------------------- ------------- ---------------- ---------------
                                                     $1,533,117        $551,478
                                                      =========         =======
--------------------------------- ------------- ---------------- ---------------

Depreciation of leased OSA-II machines in the amount of $160,029 and $119,424 for the years ended September 30, 1999 and 1998, respectively, has been allocated to cost of sales as it directly relates to cost of services.

During fiscal 1998 and as a result of the introduction of the OSA-IIs, the OSA-Is property and equipment were written down. (See Note 2. Oil Analysis Service).

7. PATENTS

Patents consisted of the following at September 30, 1999 and 1998:

------------------------------------ ------------ -------------- ---------------
                                        USEFUL
                                         LIFE
                                        (YEARS)        1999            1998
------------------------------------ ------------ -------------- ---------------

------------------------------------ ------------ -------------- ---------------
Patents                                   10           $241,830        $199,982
------------------------------------ ------------ -------------- ---------------
   Less: accumulated amortization                       (97,949)        (76,356)
                                                        --------        --------
------------------------------------ ------------ -------------- ---------------
                                                       $143,881        $123,626
                                                       ========        ========
------------------------------------ ------------ -------------- ---------------

OSA  (ON-SITE ANALYZER)
TSI has been granted five patents on unique technology critical to the operations of its On-Site Analyzer. The value of these patents is being amortized over ten years and have a remaining net book value of $96,313 at September 30, 1999.

ARCS (ACCELERATION RESTRAINT CURVE SAFETY SEAT)
Over the past eight years the Company worked on developing a proprietary technology involving controlled seat motion that occurs at the instant of a frontal crash to help restrain vehicle occupants and assist automakers in meeting Federal passive restraint laws. The Company is unaware of any other moving seat technology that has been successfully tested by a major automobile manufacturer. In December 1996, the U.S. Patent Office granted patent protection for ARCS technology. The value of the patents related to the ARCS Seat Safety Device is being amortized over ten years and have a remaining net book value of $47,568 at September 30, 1999.

                        Global Technovations, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
8.  CAPITALIZED DATABASE

Capitalized database consisted of the following at September 30, 1999 and 1998:

------------------------------------ -------------- -------------- -------------
                                         USEFUL
                                      LIFE (YEARS)       1999            1998
------------------------------------ -------------- -------------- -------------

------------------------------------ -------------- -------------- -------------
Capitalized database                       15       $3,162,500     $3,162,500
------------------------------------ -------------- -------------- -------------
Less:  accumulated amortization                     (1,300,139)    (1,089,306)
                                                    -----------    -----------
------------------------------------ -------------- -------------- -------------
                                                    $1,862,361     $2,073,194
                                                    ==========     ==========
------------------------------------ -------------- -------------- -------------

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

9.  DEBT

Notes payable at September 30, 1999 and 1998 are as follows:

                                                                          1999                       1998
                                                                          ----                       ----
Senior Subordinated convertible notes, due June 2000,
bearing interest at 5%                                                  $707,000                  $3,020,000
                                                                         =======                  ==========

On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management ("Mellon"), whereby the holders would purchase $3,020,000 nine percent (9%) Senior Subordinated convertible notes (the "Notes") from the Company maturing in June 2000. After June 9, 1996, the Notes could be prepaid by the Company without penalty and could be converted by the holders into fully registered shares of the Company's Common Stock at a conversion price of $10.00 per share. The Notes are subject to an Indebtedness to Equity ratio that cannot exceed 1.5 to 1.0. As of September 30, 1998, the Company was not in compliance with the ratio. Subsequent to September 30, 1998, the Company restructured substantially all of the $3,020,000 Notes, which included a waiver of the debt to equity ratio until September 30,1999. As of September 30, 1999, the Company was in compliance with this ratio.

During December 1998, the Company restructured substantially all of the outstanding $3,020,000 of Senior Subordinated Convertible Notes (the "Notes"). The Company prepaid an aggregate of $745,000 principal amount of Notes for $496,617 resulting in a savings of $248,383 in principal amount (not including future debt service costs.) In connection with the discounting of these Notes, the Company issued to the Noteholders warrants to purchase an aggregate of 248,383 shares of the Company's Common Stock exercisable over a five-year period at $1.78 per share. The Company is currently in the process of registering the shares of Common Stock issuable upon exercise of the warrants. In addition, on December 15, 1998 concurrent with the approval of the sale of TSA Assets by the Company's stockholders, Noteholders representing $2,240,000 of the remaining $2,275,000 in Notes outstanding agreed to be prepaid $1,568,000 of the Notes, leaving $707,000 of principal outstanding due on June 2000.

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

                         Global Technovations, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
9.  DEBT, (CONTINUED)

On July 1, 1997, the Company entered into a three-year $5,000,000 asset-based financing agreement ("Credit Facility") with Nations Credit Commercial Corporation ("Nations"). The Credit Facility, which was secured by substantially all of the assets of the Company enabled the Company to borrow up to $5,000,000 based upon certain percentages of accounts receivable and inventory balances. The interest rate on this Credit Facility was 1-1/2% over the prime rate and was payable monthly with a required minimum borrowing level of $2,500,000 for fee calculation purposes. The Company's effective interest rate at September 30, 1999 factoring the interest earned on unused drawn funds was 17.4%. As a result of the sale of TSA assets, the Note balance of approximately $1,914,000, which included a redemption fee of $100,000, was paid in full. Additionally, the Credit Facility was cancelled and liens on all assets of the Company were released on October 1, 1999.

On August 13, 1999, a trust in which Mr. G. Jeff Mennen, a director of the Company, is one of the trustees (the "Trust") provided the Company a six-month short-term unsecured loan of $500,000 at a 10% interest rate. The loan can be prepaid without penalty at anytime during the first six months. In the event the Company does not repay the loan before February 13, 2000, the Company will be required to file a registration statement by February 13, 2000. The registration statement will allow the Trust to convert the loan to Common Stock at 90% of the market price. As consideration, the Trust received 50,000 warrants at the market price of $.875 exercisable immediately, and 50,000 warrants at the market price of $.875 exercisable in one year. The value of these warrants utilizing the Black- Scholes Option Pricing Model in accordance with SFAS No. 123 was $76,344. This amount was deducted as interest expense in the fourth quarter of the fiscal year 1999. Total interest accrued on this loan for the period ended September 30, 1999 amounted to $6,712.

10. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases. Future minimum rental commitments under these leases are as follows:

         Fiscal Year Ending September 30:

         2000               $199,899
         2001                202,149
         2002                 42,209

Total rental expense for continuing  operations amounted to $188,538,  $174,386,
and  $299,525  for  the  years  ended  September  30,  1999,   1998,  and  1997,
respectively.

The Company has commitments under certain employment agreements entered into with individuals in management positions. The base salary payments due under these agreements aggregate $467,560 and are payable during fiscal 2000.

The Company established a Retirement Salary Savings Plan (401(k)) (the "Plan") effective October 1, 1993. All employees employed on October 1, 1993 were eligible to join the Plan. Otherwise, they will be eligible to participate in the Plan if they have completed three months of service and have attained the age of 21. The enrollment dates are the first day of each month. The Company will match 25% of each dollar contributed by an employee to the Plan on the first 6% of the salary deferral, not to exceed 1 1/2% of the employee's total salary eligible under the Plan. The cost the Company incurred for matching employee contributions and administrative costs during fiscal 1999, 1998 and 1997 was $17,980, $19,160, and $30,943, respectively.

                         GLOBAL Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
10. COMMITMENTS AND CONTINGENCIES, (CONTINUED)

The Company has from time to time incurred expenses associated with litigation defense and payment of settlements or judgments in connection with its businesses. The Company believes that such litigation and other legal matters should not have a significant adverse effect on the Company's financial position or results of operations.

11. LOSS PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share" during fiscal 1998. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share are calculated by dividing income
(loss) available to Common Stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

For the years ended September 30, 1999, 1998 and 1997, the dilutive effect of convertible securities and common stock equivalent shares of 4,039,032, 1,274,896, and 554,802, respectively, were not included in the dilutive average common shares outstanding, as the effect would have been antidilutive.

12. INCOME TAXES

The income tax expense for the years ended September 30, 1999, 1998 and 1997 of $0, $0, and $249,000 consists of the reversal of previously recorded deferred tax assets in 1997.

A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. The Company has determined, it is not more likely than not that the net deferred tax assets at September 30, 1999 will be realized before the expiration of the underlying net operating loss carryforwards which will begin expiring in 2002. Accordingly, a full valuation allowance has been recorded on the potential tax benefit generated from the operating loss carryforwards.

At September 30, 1999, the Company has net tax basis Federal operating loss carryforwards of approximately $31,000,000, which may be used to offset future taxable income, if any. The Company's net operating loss carryforwards expire between 2002 and 2018.

13.  RELATED PARTY TRANSACTIONS

In order to assure the Company would not violate a covenant under the Notes, in January 1998, G. Jeff Mennen, a director of the Company, agreed to infuse sufficient capital into the Company to maintain compliance of this ratio through October 1, 1998 or refinance the Notes (see Note 9. Debt). In consideration for this guarantee, the Company issued to Mr. Mennen 50,000 10-year warrants exercisable at $2.00 per share and agreed to register the underlying shares of Common Stock at its sole expense. These warrants were valued at $31,854 utilizing the Black Scholes Option Pricing Model in accordance with SFAS No. 123 and has been deducted as an expense for the period ended September 30, 1998.

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
13.  RELATED PARTY TRANSACTIONS, (CONTINUED)

On November 17, 1998, the Company sold $3,500,000 of its Series B Convertible Preferred Stock ("Series B Preferred") to two trusts in which Mr. G. Jeff Mennen, a director of the Company, is one of the co-trustees and sole trustee, respectively, and the beneficiaries are members of Mr. Mennen's immediate family (the "Mennen Trusts"). The Series B Preferred is convertible into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 85% of the closing bid price of the Common Stock on the previous trading day (the "Conversion Price"). The Company has the option to redeem the Series B Preferred at a price of 115% of Stated Value plus accrued dividends, which option expires on January 1, 2001. The Series B Preferred pays a dividend of 9% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of: (A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause (A). As additional consideration, the Company issued to the Mennen Trusts 350,000 warrants to purchase the Company's Common Stock exercisable over a 10-year period at a price of $1.94 per share (which was equivalent to $1.00 above the closing price on the day of consummation of the Series B Preferred sale transaction). These warrants were valued at $177,251 utilizing the Black Scholes Option Pricing Model in accordance with SFAS No. 123 and has been deducted from amounts available to Common Stockholders for the purpose of calculating income per share for the period ended September 30, 1999. Additionally, since the Series B Preferred was not redeemed or converted into Common Stock on or before May 1, 1999 (which conversion required the Company's consent), the Company issued to the Mennen Trusts an additional 50,000 10-year warrants exercisable at a price of $1.75, $0.50 per share above the closing price of the Company's Common Stock on April 30, 1999. These warrants were valued at $27,048 utilizing the Black-Scholes Option Pricing Model in accordance with SFAS No. 123 and has been deducted from amounts available to Common Stockholders for the purpose of calculating income per share for the period ended September 30, 1999.

Under the original terms of the series B Preferred Stock, the Company agreed to file a registration statement by November 30, 1999 to cover the public sale of the shares of Common Stock issuable on conversion of the Series B Preferred Stock and exercise of the warrants. The company did not file a registration statement (see Note 18. Subsequent Events).

On August 13, 1999, a trust in which Mr. G. Jeff Mennen, a director of the Company, is one of the trustees (the "Trust") provided the Company a six-month short-term unsecured loan of $500,000 at a 10% interest rate. The loan can be prepaid without penalty at anytime during the first six months. In the event the Company does not repay the loan before February 13, 2000, the Company will be required to file a registration statement by February 13, 2000. The registration statement will allow the Trust to convert the loan to Common Stock at 90% of the market price. As consideration, the Trust received 50,000 warrants at the market price of $.875 exercisable immediately, and 50,000 warrants at the market price of $.875 exercisable in one year. The value of these warrants of $76,344 of utilizing the Black-Scholes Option Pricing Model in accordance with SFAS No. 123 has been deducted as interest expense in the fourth quarter of fiscal year 1999.

In fiscal 1993, Stuart Landow, the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company entered into an employment agreement ("Employment Agreement") which provided a base salary of $200,000 per year. Additionally, the Employment Agreement called for incentive compensation payments. The incentive cash compensation expense for fiscal 1999, 1998, and 1997 was $0, and $92,760, and $178,406, respectively.

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
13. RELATED PARTY TRANSACTIONS, (CONTINUED)

As a result of the hiring of a new CEO, who replaced Mr. Landow as CEO in May 1997, a breach in the terms of the original Employment Agreement occurred, thus, Mr. Landow could have requested that the "Good Reason" clause of his contract be triggered effective July 1, 1997. Mr. Landow waived this clause with the approval of the Board of Directors. This waiver was effective until June 30, 1998 or earlier, if elected by Mr. Landow at which time the terms of the original Employment Agreement remained in effect, with the exception of the incentive payments which would be calculated based on the previous sales for the period from July 1, 1996 through June 30, 1997.

In June 1998, Mr. Landow and the Company's Board of Directors reached an agreement to modify his Employment Agreement, which resulted in Mr. Landow triggering the Good Reason clause of his contract and resigning as Chairman and as a director of the Company, effective June 30, 1998.

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

Additionally, the modified Employment Agreement provides that Mr. Landow would repay the Company approximately $105,000 he previously borrowed, together with 9% per annum interest over the 30-month term. The Company is deducting the monthly installments from Mr. Landow's monthly severance compensation payments.

As a result of the triggering of the Good Reason clause of the Employment Agreement and the modifications, the Company recorded a one-time charge against earnings of $1,085,587, which is included in "Severance expense" in the accompanying Consolidated Statement of Operations for the Year Ended September 30, 1998. This one-time charge was comprised of $918,507 in future severance payments and a non-cash charge of $167,080 which the Company was required to record due to the change in the stock option measurement date under SFAS No. 123 and the Black-Scholes Option Pricing Model.

As of September 30, 1999, the Company owes Mr. Landow additional payments of $429,524, which is included in accrued liabilities in the accompanying financial statements.

14. STOCK AND STOCK OPTION PLANS

The 1990 Stock Plan, as amended, covers 3,300,000 shares of Common Stock and is intended to provide: (a) officers and other employees of the Company opportunities to purchase stock in the Company pursuant to options granted hereunder which qualify as Incentive Stock Options ("ISOs") under the Internal Revenue Code of 1986, as amended; (b) directors, officers, employees and consultants of the Company opportunities to purchase stock in the Company pursuant to Options granted hereunder which do not qualify as ISO's ("Non-Qualified Options"); (c) directors, officers, employees and consultants of the Company awards of stock in the Company ("Awards"); (d) directors, officers, employees and consultants of the Company opportunities to make direct purchases of stock in the Company ("Purchases"); and (e) directors of the Company who are not employees of the Company with Non-Discretionary Options.

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
14. STOCK AND STOCK OPTION PLANS, (CONTINUED)

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

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
14.  STOCK AND STOCK OPTION PLANS  (CONTINUED)

The Company has issued the following options and warrants to directors, officers, employees and consultants during 1999, 1998 and 1997. All of the following Options and warrants issued to employees, directors and officers were issued at the fair market value of the underlying stock at the date of grant; therefore, no compensation expense has been recognized. Options or warrants issued to consultants were charged to operations, determined by the Black-Scholes Option Pricing Model in accordance with SFAS No. 123.

                                                     1999                     1998                      1997
                                           ---------------------------------------------------------------------------
                                                          WEIGHTED                  WEIGHTED                  WEIGHTE
                                                          AVERAGE                   AVERAGE                      D
                                                          EXERCISE                  EXERCISE                  AVERAGE
                                            OPTIONS        PRICE      OPTIONS        PRICE      OPTIONS       EXERCISE
                                           ---------      --------   ---------      --------   ---------       PRICE
                                                                                                              --------
Outstanding,
beginning of year:                         3,265,872      $   2.34   3,160,580      $   2.66   2,681,314      $   3.57

Granted                                    1,219,748      $   1.53   1,683,727      $   1.79   1,148,257      $   2.12

Expiration Dates                           11/13/03-                 01/12/2002-               11/11/2006-
                                           9/22/2009                 09/01/2008                9/25/2007

Exercised                                    (50,550)     $    .53    (549,700)     $    .71     (15,000)     $   1.37

Expired or Canceled                         (474,609)     $   3.23  (1,028,735)     $   3.33    (653,991)     $   5.50
                                                                     ---------                   -------
Outstanding, end
of year:                                   3,960,461      $   1.94   3,265,872      $   2.34   3,160,580      $   2.66
                                           =========      ========   =========                 =========      ========
Exercisable, end
of year:                                   3,117,323      $   2.12   1,802,234      $   2.94   2,089,163      $   2.85
                                           =========      ========   =========                 =========      ========
Weighted-average
fair value of
options granted
during the year                            $     .60                $      .98                $     1.46
                                           =========                ==========                ==========
Available for
grant, end of year:                           42,613
                                           =========

Included in the above table at September 30, 1999 are 575,000 outstanding options, which were granted outside of the Stock Option Plans during fiscal 1998 and 1997 with a weighted average price of $2.00, and $1.98, respectively. Also, included in the above table are 1,073,383 warrants, which were granted during fiscal 1998 and 1999 at prices ranging from $.875 - $2.00.

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
14. STOCK AND STOCK OPTION PLANS  (CONTINUED)

Information about stock options in various price ranges at September 30, 1999 follows:

                     OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
----------------------------------------------------------------------    -------------------------
                                         WEIGHTED-
                                          AVERAGE
                                         REMAINING        WEIGHTED-                       WEIGHTED-
                       OUTSTANDING      CONTRACTUAL       AVERAGE          EXERCISABLE    AVERAGE
      RANGE OF            AS OF            LIFE           EXERCISE            AS OF       EXERCISE
  EXERCISE PRICES       09/30/99         (YEARS)          PRICE             09/30/99        PRICE
------------------     -----------      -----------       ---------        -----------    ---------
$0.00  -     $1.00        687,416           8.3            $0.85             357,743        $0.83
$1.01  -     $2.00      2,262,739           8.5            $1.67           1,754,274        $1.72
$2.01  -     $3.00        574,820           4.6            $2.23             574,820        $2.23
$3.01  -     $5.00        295,000           7.0            $3.47             295,000        $3.47
$5.01  -     $8.00        110,486           5.5            $6.76             105,486        $6.77
$8.01  -    $10.00         30,000           4.5            $8.75              30,000        $2.12
                        ---------           ---            -----           ---------        -----
                        3,960,461           7.7            $1.94           3,117,323        $2.12
                        =========                                          =========
---------------------------------------------------------------------------------------------------

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

                                                        1999               1998               1997
                                                     ----------        ------------       ------------
Pro forma net income (loss)                          $3,445,032        $(6,577,819)       $(3,619,598)
Pro forma basic and diluted net income
  (loss) per share                                          .12               (.23)              (.13)
Expected life (years)                                         7                  7                  7
Risk-Free interest rate                                    6.14%              5.67%              6.51%
Expected volatility                                          69%                86%                81%
Quarterly dividend                                      None               None               None


Because SFAS No. 123 method of accounting has not been applied to Options granted prior to October, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

On November 12, 1996, the Company announced that it put into effect a stock repurchase plan to repurchase up to 400,000 shares of its Common Stock. From November 12, 1996 through April 22, 1997, the Company repurchased 378,700 shares at an average purchase price of $3.21 per share. The Company anticipates no further stock repurchases for the immediate future.

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
15. CONCENTRATION OF CREDIT RISK

In fiscal 1999, the Company derived approximately 50% of its revenue from the outright sale of 10 OSA-II units to Flying J, Inc. Additionally, in fiscal 1999, the Company derived approximately 14% of its revenue from ongoing long-term leases with Speedco, Inc., a major truck stop company affiliated with Shell/Equilon. Loss of Speedco, Inc. ongoing revenues during fiscal year 2000 would have a material adverse impact on the Company.

During fiscal 1998, approximately 63% of the Company's revenues were derived from four customers, all of which were different than the key customers noted above in fiscal 1999.

16.  DISCONTINUED OPERATIONS

On September 30, 1999, the Company sold substantially all the assets of its 85% owned subsidiary, TSA and its intellectual property assets relating to TSA's OHSS business to Onkyo.

The financial activities associated with TSA have been classified as discontinued operations in the accompanying Consolidated Financial Statements. The results of operations attributable to TSA are included in the accompanying Consolidated Statements of Operations as a component of the line items captioned, "Income from discontinued operations, net of income taxes" and "Gain on disposal of discontinued operations, net of income taxes". The combined incomes from these activities were $9,263,283, $1,911,105 and $2,921,234 for the years ended September 30, 1999, 1998 and 1997, respectively.

Revenues for TSA were  $8,863,814,  $10,815,205  and  $16,580,270  for the years ended September 30, 1999, 1998, and 1997, respectively. Interest expense was $547, $1,830 and $2,660 for the years ended September 30, 1999, 1998, 1997, respectively. Income tax expense was $53,000, $58,726 and $233,074 for the years ended September 30, 1999, 1998 and 1997, respectively.

The components of the net liabilities associated with TSA's discontinued operations included in the accompanying Consolidated Balance Sheet as of September 30, 1998 consist of the following:

--------------------------------------------------------------- -------------
                                                                    1998
--------------------------------------------------------------- -------------

--------------------------------------------------------------- -------------
Accounts receivable, net                                          $1,599,456
--------------------------------------------------------------- -------------
Inventories                                                          349,320
--------------------------------------------------------------- -------------
Prepaid expenses                                                      79,186
--------------------------------------------------------------- -------------
Other assets                                                          21,988
--------------------------------------------------------------- -------------
Property and equipment, net                                          234,960
--------------------------------------------------------------- -------------
Manufacturing & distribution rights & patents, net                   147,876
--------------------------------------------------------------- -------------
Total assets                                                       2,432,786
--------------------------------------------------------------- -------------
Accounts payable                                                     245,596
--------------------------------------------------------------- -------------
Accrued liabilities                                                   42,043
--------------------------------------------------------------- -------------
Minority interest                                                    364,157
--------------------------------------------------------------- -------------
Total liabilities                                                    651,796
--------------------------------------------------------------- -------------
Net assets of discontinued operations                             $1,780,990
--------------------------------------------------------------- -------------

                         Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
17.  PRIVATE PLACEMENT OF SERIES A AND B CONVERTIBLE PREFERRED STOCK

In May 1998, the Company completed the sale in a private offering to two foreign investors of 1,000 shares of Series A Convertible Preferred Stock ("Series A Preferred ") with a liquidation value of $1,000 per share and a par value of $.10 per share. This funding was comprised of $1,000,000 in Series A Preferred, less placement and legal fees, yielding $881,394 in net proceeds to the Company. This Series A Preferred paid an annual dividend of 5% in cash or Common Stock. The Company issued an aggregate of 25,779 and 42,626 shares of Common Stock for payment of the dividend due on the Series A Preferred for the periods ending September 30, 1999, and 1998, respectively.

As part of the transaction, the foreign investors and the placement agent received a total of 250,000 three-year warrants exercisable at $1.10, of which 100,000 warrants were fully vested upon funding and the remaining 150,000 warrants vested upon the redemption on November 13, 1998. These warrants were valued utilizing the Black-Scholes Option Pricing Model in accordance with SFAS No. 123. The value of these warrants of $77,209 and $108,070 has been deducted from amounts available to Common Stockholders for the purposes of calculating loss per share for the periods ending September 30, 1999 and 1998, respectively.

Under the terms of the Preferred Stock agreement, the holders of Series A Preferred had the right to convert each share of Series A Preferred into a number of shares of Common Stock in whole or in part cumulatively. The Company had the right to redeem the Series A Preferred, at any time, in whole or in part at 120% of the purchase price of the Series A Preferred plus all accrued and unpaid dividends. The intrinsic value of the above described beneficial conversion feature of ($250,000) was recognized as an increase in additional paid-in-capital and a decrease in Series A Preferred. This beneficial conversion feature was amortized as an embedded Series A Preferred dividend through November 8, 1998 (the date on which all the stock could have been converted into Common Stock). On November 8, 1998, the Company redeemed one-half or $500,000 Stated Value of the existing Series A Preferred Stock ("Series A Preferred") by paying the holders an aggregate purchase price of $600,000. The holders also agreed not to convert $350,000 Stated Value of Series A Preferred until after March 31, 1999 (and the Company retained the right to redeem $350,000 Stated Value of Series A Preferred Stock at a 20% premium above Stated Value at any time before or after March 31, 1999). The remaining $150,000 Stated Value of Series A Preferred was converted into an aggregate of 387,554 shares of Common Stock (including accrued dividends) in accordance with the terms of the Series A Preferred. As consideration for the delay in converting $350,000 Stated Value of the Series A Preferred, the Company issued to the two holders thereof, five-year warrants to purchase an aggregate of 25,000 shares of Common Stock exercisable at $.8937 per share commencing in April 1999. These warrants were valued at $10,298 utilizing the Black-Scholes Option Pricing Model in accordance with SFAS No. 123 and has been deducted from amounts available to Common Stockholders for the purpose of calculating income per share for the period ended September 30, 1999.

On November 17, 1998, the Company sold $3,500,000 of its Series B Convertible Preferred Stock (see Note 13. Related Party Transactions).

On March 30, 1999, the Company and the holders of the Series A Preferred agreed to modify the conversion terms of the remaining $350,000 of Series A Preferred resulting in the conversion of the Series A preferred into Common Stock at $1.00 per share, or into 350,000 shares. The holder agreed to restrict public sale of these 350,000 shares of Common Stock until October 1, 1999 and thereafter 70,000 shares, on a cumulative basis, may be sold each month. The $1.00 price was substantially higher than the price permissible and occurred as the result of the Company agreeing not to redeem the $350,000 Series A Preferred.

                       Global Technovations, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
18. SUBSEQUENT EVENTS

Under the original terms of the Series B Preferred, the Company was allowed to redeem the Series B Preferred Stock at a 15% premium until October 27, 1999 (see
Note 13. Related Party Transactions). A redemption did not occur by that date, so the Company was required to file a registration statement no later than November 30, 1999. However, on October 21, 1999, the Mennen Trusts agreed to allow the Company to delay filing a registration statement until January 1, 2001 to cover the potential public sale of the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock and warrants. Under the terms of the agreement, the Mennen Trusts received 250,000 warrants at a strike price of $2.38. In return, the Company maintained its 15% redemption right and was allowed to extend the required registration or redemption until January 1, 2001. These warrants were valued at $252,180 utilizing the Black Scholes Option Pricing Model in accordance with SFAS No. 123 and will be deducted from amounts available to common stockholders for the purpose of calculating income per share for the first quarter of fiscal year 2000.

MIGHTYCLEAN 2000(TM)

In November 1999, the Company entered into an agreement with BioTek Environmental Services, Inc. ("BioTek"), which gave the Company the exclusive world-wide rights to market and sell BioTek's proprietary, hydrocarbon eating microbes in certain defined markets. Under the terms of the agreement, the Company has the exclusive world-wide rights for 25 years to market and sell the proprietary biotechnology under the trademark MightyClean 2000(TM) brand name in the automotive, trucking and food service businesses. Maintenance of these exclusive rights is expressly contingent upon the Company attaining $1,000,000 in sales of the product by May 31, 2000. This includes manufacturers, dealers, and services of cars and trucks; gas stations, quick lube centers, tire and battery stores; operators of vehicle fleets including limousines, taxis and buses, and overnight delivery services as well as municipal, government and military fleets. Within the food service industry, the Company may market and sell MightyClean 2000(TM) to restaurants, fast food stores, wholesale food distributors and food manufacturers including meat, poultry and seafood processors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY Incorporated by reference from the Proxy Statement, for the Annual Meeting of Stockholders to be held on April 3, 2000 section entitled "Election of Directors".

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement, for the Annual Meeting of Stockholders to be held on April 3, 2000, section entitled "Executive Officer Compensation".

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
Incorporated by reference from the Proxy Statement, for the Annual Meeting of Stockholders to be held on April 3, 2000, section entitled "Voting Securities and Principal Holders".

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement, for the Annual Meeting of Stockholders to be held on April 3, 2000, section entitled "Related Party Transactions".

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                          Page

(a)      (1)  Financial Statements. (See Item 8. of Form 10-K)...........  16

(a)      (2)  Financial Statement Schedules required to be filed.
                  Schedule II - Valuation and Qualifying Accounts......    52

All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                       (Continued)



(a)      (3)  Exhibits
              Footnote


                                  EXHIBIT INDEX


----------------------------- -------------------------------------------------------------------------------
           NUMBER                                                EXHIBIT                            FOOTNOTE
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
3.0                           Amended and Restated Certificate of Incorporation                          1
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
3.1                           Amendment to Certificate of Incorporation                                  8
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
3.2                           By-Laws                                                                    2
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
3.3                           Amendment to By-Laws                                                       8
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
3.4                           Amendment to the Amended and Restated Certificate of Incorporation         6
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
3.5                           Form of Third Certificate of Designation (Series B Preferred Stock)        21
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
4.0                           1990 Stock Plan                                                             3
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
4.1                           1993 Stock Option Plan                                                      6
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.1                          First Amendment to Lease of On-Site Analysis, Inc., Atlanta, GA             6
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.2                          Shareholder Rights Plan                                                     5
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.3                          Note Purchase Agreement dated as of June 9, 1995                            7
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.4                          First Amendment to Shareholder Rights Plan                                  8
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.5                          Second Amendment to Shareholder Rights Plan                                 9
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.6                          Employment Agreement of David Natan                                         11
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.8                          Lease of office space, Palm Beach Gardens, FL                               12
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.9                          Employment Agreement of William C. Willis, Jr.                              16
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.11                         Form of Class A Warrants                                                    22
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.12                         Form of Class B Warrants                                                    22
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.13                         Form of Class C Warrants                                                    22
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.14                         Form of Class D Warrants                                                    22
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.15                         Form of Class F Warrants                                                    22
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.16                         Form of Class G Warrants                                                    22
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.17                         Asset Purchase Agreement - NCT Audio Products, Inc.                         18
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.18                         Amendment to Asset Purchase Agreement - NCT Audio Products, Inc.            19
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.19                         Second Amendment to Asset Purchase Agreement - NCT Audio Products, Inc.     25
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.21                         Amendment to Note Purchase Agreement dated as of June 9, 1995               20
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.22                         Amended Stock Purchase Agreement - Series B Preferred Stock                 20
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.23                         Speedco,  Inc. Long-Term Lease [David Natan, are there others?]             23
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.24                         Flying J, Inc. Agreement                                                    23
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.25                         SPX Agreement                                                               23
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.26                         Staveley, Inc. PLC Agreement                                                23
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.27                         Onkyo America, Inc. Asset Purchase Agreement                                24
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.28                         Mennen Trust Convertible Note                                               23
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.29                         Agreement with Mennen Trusts                                                22
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
10.30                         BioTek Environmental, Inc. Agreement                                        22
----------------------------- -------------------------------------------------------------------------------
----------------------------- -------------------------------------------------------------------------------
27.0                          Financial Data Schedule                                                     22
----------------------------- -------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              (Continued)


(b)      Reports on Form 8-K
         Form 8-K for the quarter ended September 30, 1999 was filed on October 14, 1999, and amended on December 13, 1999.

         Exhibit Index


    -------- ---------------------------------------------------------------------------------------------------------------
       1       Contained in the Form 8-A dated July 10, 1993.
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
       2       Contained in the documents  previously  filed with the Securities and Exchange Commission in conjunction with
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
       3       Contained in the documents  previously  filed with the Securities and Exchange Commission in conjunction with
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
       4       Contained as an exhibit to the Proxy Statement dated January 11, 1994.
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
       5       Contained in Form 8-K dated January 5, 1995.
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
       6       Contained in the documents filed with the Securities and Exchange  Commission in conjunction  with the 9/30/94
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
       7       Contained in  documents  filed with the  Securities  and Exchange
               Commission in conjunction with
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
       8       Contained in the Form 8-K/A No. 1 dated July 17, 1995.
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
       9       Contained in the Form 8-K/A No. 2 dated December 5, 1995.
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      10       Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed May 4, 1995.
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      11       Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed September 27, 1995.
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      12       Contained in  documents  filed with the  Securities  and Exchange
               Commission in conjunction with
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      13       Contained in the Form 8-K dated November 12, 1996.
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      14       Contained in  documents  filed with the  Securities  and Exchange
               Commission in conjunction with
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      15       Contained in  documents  filed with the  Securities  and Exchange
               Commission in conjunction with the
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      16       Contained in  documents  filed with the  Securities  and Exchange
               Commission in conjunction with
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      17       Contained in  documents  filed with the  Securities  and Exchange
               Commission in conjunction with
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      18       Contained in  documents  filed with the  Securities  and Exchange
               Commission in conjunction with
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      19       Contained as an exhibit to the November 6, 1998 Proxy Statement.
    -------- ---------------------------------------------------------------------------------------------------------------
    -------- ---------------------------------------------------------------------------------------------------------------
      20       Contained in Form 10-K for the year ended September 30, 1998.
    -------- ---------------------------------------------------------------------------------------------------------------

    -------- ---------------------------------------------------------------------------------------------------------------
      21      Contained in Form 10-K/A No. 1 for the year ended September 30, 1998.
    -------- ---------------------------------------------------------------------------------------------------------------
      22      Contained in Form 10-K for the year ended September 30, 1999.
    -------- ---------------------------------------------------------------------------------------------------------------
      23      Contained in Amendment No. 6 to the Registration Statement Form S-3 filed September 3, 1999.
    -------- ---------------------------------------------------------------------------------------------------------------
      24      Contained in Form 8-K dated September 30, 1999.
    -------- ---------------------------------------------------------------------------------------------------------------
      25      Contained in Amendment No. 5 to the Registration Statement Form S-3 filed May 21, 1999.
    -------- ---------------------------------------------------------------------------------------------------------------



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



================================= ----------------- ------------- ---------------------- ---------------- ===============

                                  Balance at        Charged to                                              Balance at
================================= ----------------- ------------- ---------------------- ---------------- ===============
================================= ----------------- ------------- ---------------------- ---------------- ===============
Deducted from Accounts Receivable
Allowance for Doubtful Accounts
================================= ----------------- ------------- ---------------------- ---------------- ===============
================================= ----------------- ------------- ---------------------- ---------------- ===============
Year Ended Sept. 30, 1999                 $ -           $ -                $ -                  $    -         $ -
================================= ----------------- ------------- ---------------------- ---------------- ===============
================================= ----------------- ------------- ---------------------- ---------------- ===============
Year Ended Sept. 30, 1998                $ -            $ -                $ -                 $ -             $ -
================================= ----------------- ------------- ---------------------- ---------------- ===============
--------------------------------- ----------------- ------------- ---------------------- ---------------- ===============
Year Ended Sept. 30, 1997             $ 83,650          $ -                $ -                                 $ -
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

                           GLOBAL TECHNOVATIONS, INC.

                          By: \s\William C. Willis, Jr.
                             William C. Willis, Jr.
                             Chairman, President and
                             Chief Executive Officer


Dated:   December 29, 1999