Form 10-Q
period 1999-12-31
GLOBAL TECHNOVATIONS INC
filed 2000-02-18
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended December 31, 1999

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

               Class                          Outstanding at February 15, 2000
Common stock: $.001 par value                       29,799,281 shares

                          GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q



                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                          Page

                Consolidated Balance Sheets as of December 31, 1999
                 (Unaudited) and September 30, 1999.....................  1

                Consolidated Statements of Operations for the Three Months Ended December 31, 1999 and 1998 (Unaudited) 2

                Consolidated Statements of Cash Flows for the
                Three Months Ended December 31, 1999 and 1998 (Unaudited) 3

                Notes to Unaudited Interim Consolidated
                Financial Statements....................................4-7


ITEM 2.  Management's Discussion and Analysis of Interim
                Financial Condition and Results of Operations.........8-12



                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders............13

ITEM 6.  Exhibits and Reports on Form 8-K...............................13


                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

                                                                         (Unaudited)
                                                                         December 31,                     September 30,
ASSETS                                                                       1999                             1999
                                                                       -----------------                 ----------------
Current Assets:
  Cash and cash equivalents                                                 $ 4,888,440                      $ 2,308,952
  Restricted cash                                                               502,654                                -
  Accounts receivable trade, net                                                145,791                          209,554
  Due from buyer of automotive subsidiary                                             -                        6,000,000
  Inventories                                                                 1,618,292                        1,935,832
  Prepaid expenses                                                               69,856                           76,657
  Other                                                                         125,802                          103,994
                                                                       -----------------                 ----------------
Total current assets                                                          7,350,835                       10,634,989
Property and equipment, net                                                   1,852,899                        1,533,117
Patents, net                                                                    137,655                          143,881
Capitalized database, net                                                     1,809,652                        1,862,361
Preferred stock of buyer of automotive subsidiary                             1,008,767                                -
Due from buyer of automotive subsidiary                                               -                        1,500,000
                                                                       -----------------                 ----------------
TOTAL ASSETS                                                               $ 12,159,808                     $ 15,674,348
                                                                       =================                 ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                            $      -                         $ 1,913,986
  Senior subordinated convertible notes                                         707,000                          707,000
  Loan payable                                                                  519,315                          506,712
  Accounts payable                                                              297,897                          302,553
  Deferred revenue                                                              884,785                           98,675
  Accrued liabilities                                                         1,317,068                        2,508,733
  Payable to former buyer of automotive subsidiary                            1,022,337                        1,030,835
                                                                       -----------------                 ----------------
Total current liabilities                                                     4,748,402                        7,068,494
  Other liabilities                                                                   -                           89,799
                                                                       -----------------                 ----------------
Total liabilities                                                             4,748,402                        7,158,293

Commitments and contingencies                                                         -                                -

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; 3,500 shares issued and outstanding at                         3,500,000                        3,444,644
   December 31, 1999 and September 30, 1999
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 29,799,281 shares issued and outstanding at
   December 31, 1999 and September 30, 1999                                      29,799                           29,799
  Additional paid-in capital                                                 31,463,004                       31,208,571
  Accumulated deficit                                                       (26,232,043)                     (24,817,605)
  Treasury stock-at cost; 466,234  shares                                    (1,349,354)                      (1,349,354)
                                                                       -----------------                 ----------------
Total stockholders' equity                                                    7,411,406                        8,516,055
                                                                       -----------------                 ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 12,159,808                     $ 15,674,348
                                                                       =================                 ================
See accompanying notes to unaudited interim consolidated financial statements.


                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                                             1999                        1998
                                                                       -----------------            ----------------
Revenue:
  Service revenue                                                             $ 185,050                    $ 74,577
                                                                       -----------------            ----------------
   Total revenue                                                                185,050                      74,577
                                                                       -----------------            ----------------

Cost of service                                                                 272,492                     130,875
                                                                       -----------------            ----------------
Gross profit (loss)                                                             (87,442)                    (56,298)
                                                                       -----------------            ----------------
Expenses:
  General and administrative                                                    760,945                     827,328
  Selling and marketing                                                         157,885                     147,432
  Depreciation and amortization                                                  96,367                      92,990
  Research and development                                                       11,672                      76,168
                                                                       -----------------            ----------------
Total expenses                                                                1,026,869                   1,143,918
                                                                       -----------------            ----------------
Loss from operations                                                         (1,114,311)                 (1,200,216)
Other income (expense):
  Interest income                                                               100,315                      32,453
  Interest expense                                                              (45,177)                   (166,497)
  Other (expense) income, net                                                    31,021                     (57,045)
                                                                       -----------------            ----------------
Net other income (expense)                                                       86,159                    (191,089)
                                                                       -----------------            ----------------
Loss from continuing operations before
discontinued operations and extraordinary item:                              (1,028,152)                 (1,391,305)
                                                                       -----------------            ----------------
Discontinued operations:
Income from discontinued operations,
net of income taxes                                                                   -                     432,882
Gain on disposal of discontinued operations,
net of income taxes                                                                   -                   1,662,870
                                                                       -----------------            ----------------

Discontinued operations                                                               -                   2,095,752
                                                                       -----------------            ----------------
Income (loss) before extraordinary item                                      (1,028,152)                    704,447
 Gain on extinguishment of debt                                                       -                     158,745
                                                                       -----------------            ----------------
Net income (loss)                                                            (1,028,152)                    863,192
Embedded dividend on preferred stock                                            (55,356)                   (152,454)
Preferred dividends                                                             (78,750)                    (37,971)
Value of warrants issued with preferred stock                                  (252,180)                   (187,549)
                                                                       -----------------            ----------------
Net income (loss) available to common stockholders                          ($1,414,438)                   $485,218
                                                                       =================            ================

Basic and Diluted Earnings (Loss) Per Share
Continuing Operations                                                              (0.05)                     (0.06)
Discontinued Operations                                                               -                        0.07
Extraordinary item                                                                    -                        0.01
                                                                       -----------------            ----------------

Net Income (Loss)                                                                 (0.05)                       0.02
                                                                       =================            ================

Basic and diluted weighted average common shares outstanding                 29,333,047                  28,791,722
                                                                       =================            ================


See accompanying notes to unaudited interim consolidated financial statements.


                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                         1999                     1998
                                                                  ----------------         ----------------
OPERATING ACTIVITIES:
    Net income (loss)                                                $ (1,028,152)               $ 863,192
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Income from discontinued operations                                         -                 (432,882)
    Gain on disposal of discontinued operations                                 -               (1,662,870)
    Depreciation                                                          121,871                   56,589
    Amortization                                                           58,930                   80,534
    Gain on extinguishment of debt                                              -                 (158,745)
    Non cash value of services                                             18,000                        -
    Repayments from officers                                                    -                      415
    Decrease in accounts receivable, net                                   63,763                    3,290
    Decrease (increase) in inventories                                    317,540                 (719,433)
    Decrease in prepaid expenses                                            6,801                   54,946
    (Increase) decrease in other assets                                   (22,183)                  75,460
    Increase in preferred stock of buyer of automotive subsidiary          (8,767)                       -
    Decrease in accounts payable                                           (4,656)                (245,995)
    Increase in deferred revenue                                          786,110                  136,967
    Decrease in accrued liabilities                                      (371,443)                (174,582)
    Decrease in payable to former buyer of automotive subsidiary           (8,498)                       -
    Decrease in other liabilities                                         (89,799)                 (82,097)
                                                                  ----------------         ----------------
Net cash used in operating activities                                    (160,483)              (2,205,211)
                                                                  ----------------         ----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                             (441,273)                (301,726)
    Additions to patent costs, net                                              -                  (41,429)
                                                                  ----------------         ----------------
Net cash used in investing activities                                    (441,273)                (343,155)
                                                                  ----------------         ----------------

FINANCING ACTIVITIES:
    Proceeds from exercises of stock options and warrants                       -                   26,659
    Preferred stock issuance, net                                         (15,747)               3,411,461
    Purchase of certificate of deposit                                          -                 (250,000)
    Redemption of preferred stock Series A                                      -                 (500,000)
    Repayments of Senior Convertible Notes                                      -               (2,064,617)
    Payment of extinguishment of debt costs                                     -                  (10,403)
    Payment of preferred stock dividends                                 (157,500)                       -
    Repayment of borrowings                                            (1,913,986)                (174,605)
                                                                  ----------------         ----------------
Net cash (used in) provided by financing activities                    (2,087,233)                 438,495
                                                                  ----------------         ----------------

NET CASH USED IN CONTINUING OPERATIONS:                                (2,688,989)              (2,109,871)
                                                                  ----------------         ----------------

CASH PROVIDED BY DISCONTINUED OPERATIONS:
    Operating Activities                                                        -                  840,701
    Investing Activities                                                5,268,477                2,027,022
                                                                  ----------------         ----------------
Net cash provided by discontinued operations                            5,268,477                2,867,723
                                                                  ----------------         ----------------

Net increase in cash and cash equivalents                               2,579,488                  757,852
Cash and cash equivalents at beginning of period                        2,308,952                  488,899
                                                                  ----------------         ----------------
Cash and cash equivalents at end of period                             $4,888,440               $1,246,751
                                                                  ================         ================


See accompanying notes to unaudited interim consolidated financial statements.

                                3



                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION

The accompanying financial statements of Global Technovations, Inc. (the "Company" or "GTI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K, for the year ended September 30, 1999. Certain fiscal year 1998 amounts have been reclassified to conform to current year presentation.

Comprehensive Income

For the three months ended December 31, 1999 and 1998, there were no differences between net income and comprehensive income.

2.       INCOME (LOSS) PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share" during the fiscal year 1998. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Convertible securities and common share equivalents have not been included in the computation of diluted income (loss) per share in the accompanying statements of operations for the three months ended December 31, 1999 and 1998, as their impact would have been anti-dilutive.

For the three months ended December 31, 1999 and 1998, the effect of equivalent shares related to stock options, warrants and preferred stock were 3,843,030 and 5,269,829, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.       INVENTORIES

         Inventories consisted of the following:
                          December 31,                September 30,
                             1999                           1999
                             ----                           ----

   Raw materials          $832,292                     $ 984,082
   Finished goods          786,000                       951,750
                           -------                       -------
                        $1,618,292                    $1,935,832
                        ==========                    ==========

4.       CONVERTIBLE PREFERRED STOCK

On November 17, 1998, the Company sold $3,500,000 of its Series B Convertible Preferred Stock ("Series B Preferred") to two trusts in which Mr. G. Jeff Mennen, a director of the Company, is one of the co-trustees and sole trustee, respectively, and the beneficiaries are members of Mr. Mennen's immediate family (the "Mennen Trusts"). Under the original terms of the Series B Preferred, the Company was allowed to redeem the Series B Preferred Stock at a 15% premium over face value until October 27, 1999. If redemption did not occur by that date, the Company would have been required to file a registration statement no later than November 30, 1999. On October 21, 1999, the Mennen Trusts agreed to allow the Company to delay filing a registration statement until January 1, 2001 to cover the potential public sale of the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock and warrants. Additionally, the Company maintained its 15% redemption rights until January 1, 2001. Under the terms of the agreement, the Mennen Trusts received 250,000 warrants at a strike price of $2.38. These warrants were valued at $252,180 utilizing the Black Scholes Option Pricing Model in accordance with SFAS No. 123 and was deducted from amounts available to common stockholders for the purpose of calculating income per share for the first quarter of fiscal year 2000.

 5.      SALE OF TOP SOURCE AUTOMOTIVE, INC. ("TSA")

On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's OHSS business to Onkyo America, Inc. ("Onkyo") for total consideration of $10,000,000 consisting of $2,500,000 cash, a $6,500,000 30-day note payable to TSA and a $1,000,000 30-day note payable to the Company in either cash or convertible preferred stock of Onkyo. The $6,500,000 note and accrued interest of $46,479 was paid on October 29, 1999, and the $1,000,000 note was paid through issuance of $1,000,000 of Onkyo 5% Series A Convertible Preferred Stock ("Onkyo Preferred"). Of the $9,000,000 in cash received by the Company, $500,000 is being held in escrow for a 12-month period until October 2000 in the event that undisclosed TSA liabilities in excess of $50,000 arise. Upon conclusion of the one-year period, the funds plus interest will be paid to TSA less any excess undisclosed liabilities, if any, in excess of $50,000. No accrual has been recorded for claims against the escrowed funds because no undisclosed liabilities have been communicated to the Company by Onkyo through the period ended February 15, 2000, nor are any anticipated by the Company.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.       SALE OF TOP SOURCE AUTOMOTIVE, INC. ("TSA")(Continued)

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

Previously, the Company and TSA had entered into a TSA Asset Purchase Agreement with NCT Audio Products, Inc. ("NCT") on August 14, 1998 for a minimum of $10,000,000 in cash and up to $6,000,000 in a potential earn-out based upon the future operating results of the TSA business being sold. TSA received $1,450,000 in June 1998 and an additional $2,050,000 on December 15, 1998 when the Company's stockholders approved the sale to NCT. As a result of the approval by the Company's stockholders on December 15, 1998, NCT became the owner of 20% of TSA's Common Stock in exchange for the $3,500,000 it paid. During fiscal 1999, the Company and TSA granted NCT two extensions to close the transaction with a final deadline of July 15, 1999. As part of the consideration for these extensions, the Company received back 5% of TSA's Common Stock, thereby reducing NCT's ownership of TSA to 15%. NCT's parent company issued a press release on July 16, 1999

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.       SALE OF TOP SOURCE AUTOMOTIVE, INC. ("TSA")(Continued)

stating that it was unable to obtain the necessary financing to complete the transaction and acknowledging that NCT thereby let its rights under the TSA Asset Purchase Agreement, lapse. As a result, the Company and TSA proceeded to negotiate a definitive agreement and ultimately close on the sale of the assets to Onkyo on September 30, 1999. For information concerning legal proceedings between the Company and NCT, (see Note 6. Legal Proceedings).

6.       LEGAL PROCEEDINGS

On September 16, 1999, NCT commenced an action against GTI and TSA by filing a motion for a temporary restraining order and a preliminary injunction in the Delaware Court of Chancery. In its motion, NCT sought to enjoin GTI's sale of TSA's assets to Onkyo on the ground that NCT was entitled to purchase TSA's assets pursuant to the terms of an Asset Purchase Agreement. On October 6, 1999, NCT withdrew its motion for a temporary restraining order and preliminary injunction following the closing of a transaction pursuant to which Onkyo purchased substantially all of TSA's assets.

Also on September 16, 1999, NCT commenced an arbitration proceeding before the American Arbitration Association. NCT's Statement of Claim asserts that GTI committed breach of contract and fraud, breached fiduciary duties, and violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with NCT's attempts to acquire substantially all of the assets of TSA. Specific performance of the Asset Purchase Agreement and compensatory damages in excess of $3.5 million are sought.

On December 8, 1999, GTI filed an answer to NCT's Statement of Claim in which it sought a more specific statement of NCT's claims of wrongdoing, denied the claims asserted in the Statement of Claim, and asserted counterclaims against NCT. As of February 14, 2000, NCT had not answered the Company's counterclaim against NCT's Statement of Claim. The Company believes that NCT's claims for damages beyond their 15% equity ownership of TSA less certain adjustments and offsets are without merit. The Company has recorded the amounts due to NCT as
"Payable to former buyer of automotive subsidiary" in the accompanying consolidated balance sheets.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Total revenue for the three months ended December 31, 1999 increased to $185,050 compared to $74,577 for the same period in 1998. The increase in service revenue of $110,473 or 148.1% is primarily attributable to an increase in the number of units leased and on trial generating various levels of revenue (some of which were nominal) compared to the number of units leased and on trial for the same period in 1998.

OSA gross profit margin for three months ended December 31, 1999 was -47.3% compared to -75.5% for the same period in 1998. Cost of service for both periods includes the full cost of manufacturing and service in anticipation of higher sales levels.

General and administrative expenses decreased to $760,945 for the three months ended December 31, 1999 compared to $827,328 for the same period in 1998. The decrease of $66,383 or 8.0% is attributable to a reduction in expenses at OSA, Inc. ("OSA", formerly known as Top Source Instruments, Inc.)

Selling and marketing expenses were $157,885 for the three months ended December 31, 1999 compared to $147,432 for the same period in 1998. The increase of $10,453 or 7.1% is attributable to an increase in personnel expenses.

Depreciation and amortization was $96,367 for the three months ended December 31, 1999 compared to $92,990 for the same period in 1998. This increase of $3,377 or 3.6% is primarily attributable to the increase in property and equipment from 1998 to 1999.

Research and development was $11,672 for the three months ended December 31, 1999 compared to $76,168 for the same period in 1998. This decrease of $64,496 or 84.7% is primarily attributable to the initial costs incurred in the development of the OSA-II machine in fiscal year 1998 and 1999.

Interest income was $100,315 for the three months ended December 31, 1999 compared to $32,453 for the same period in 1998. The increase of $67,862 or 209.1% is primarily due to an increase in cash and cash equivalents from the sale of TSA.

Interest expense was $45,177 for the three months ended December 31, 1999 compared to $166,497 for the same period in 1998. The decrease of $121,320 or 72.8% is primarily due to a decrease in interest as a result of the restructuring of the senior subordinated convertible notes in November and December 1998 and the payoff of the credit facility on October 1, 1999.

Other income (expense) was $31,021 for the three months ended December 31, 1999 compared to ($57,045) for the same period in 1998. This increase of $88,066 or 154.4% is primarily attributable to the $100,000 redemption premium incurred in connection with the redemption of 50% of the Series A Preferred Stock in November 1998.

Income from discontinued operations was $0 for the three months ended December 31, 1999 compared to $432,882 for the same period in 1998. On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's OHSS business to Onkyo. Accordingly, the operations and financial activity associated with this business have been reclassified as discontinued operations. (See Note 5. Sale of TSA)

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gain on disposal of discontinued operations of $1,662,870 for the three months ended December 31, 1998 represents the sale of a 5.5% equity interest in TSA to NCT in December 1998. (See Note 5. Sale of Top Source Automotive, Inc.)

Gain on extinguishment of debt of $158,745 for the three months ended December 31, 1998 represents the gain on the restructuring of a portion of the outstanding $3,020,000 of Notes.

During fiscal 1999, the Company entered in two significant agreements regarding the leasing and sales of the OSA-II units. On November 13, 1998, the Company entered into a strategic alliance with Flying J, Inc. ("Flying J"), a company engaged in various facets of highway-related products and services including the operation of large truck stops. Flying J agreed to purchase and market OSA-IIs in up to 100 of their truck stop service centers. The initial purchase order placed by Flying J was for the outright purchase of 10 OSA-II units for approximately $700,000, which represented the largest single OSA-II order since the inception of the technology.

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

Because of the nature of Flying J's business, its management determined that a self-service OSA-II unit was more appropriate for the large majority of its service plazas. As a result, Flying J has not ordered any additional units from the Company. The Company's management has been in regular communication with Flying J's management concerning development of a self-service OSA-II, ("OSA-II/SS"). Additionally, the Company's technical staff has commenced initial development of the instrument and expended funds during fiscal 1999. The primary issue for resolution concerns the sharing of the cost of approximately $500,000 needed to complete the OSA-II/SS. Management believes that it will reach an agreement with Flying J during the quarter ended March 31, 2000, although no assurances can be given that an agreement can be reached on sharing of the funding, or that if funding is obtained, that the Company can successfully produce a working OSA-II/SS unit.

On August 19, 1999, the Company entered into a four year OSA-II lease agreement with Speedco. Previously, the Company had leased OSA-II units to Speedco pursuant to the terms of a short-term lease. Under the terms of the four-year lease agreement, Speedco agreed to pay the Company a fixed minimum monthly rental fee and per usage fees above certain thresholds at each Speedco location using the Company's OSA-II unit. Additionally, the agreement requires the Company to provide ongoing service and marketing assistance to help Speedco locations increase their retail usage of the OSA-II. Based upon the 28 OSA-II units currently leased (one at each Speedco location), the Company estimates that this lease will generate a minimum of $2,500,000 in OSA-II revenue during the four-year term of the lease; however, there can be no assurances. The
Company anticipates that Speedco will lease 24 more OSA-II units during the calendar year 2000; however, there can be no assurances.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Management believes that the enhanced OSA-II is more commercially viable than the OSA-I. During fiscal 1997 and 1998, the Company generated $403,853 and $392,653 in OSA-I revenue, respectively. During fiscal 1999, the Company generated $1,389,678 in revenues from the sale, lease and trials of the OSA units. The Company continues to pursue its strategy of placing OSA units at leading companies in target industries with the expectation that this activity will lead to order for the sale or lease of significant numbers of OSA units. Additionally, the Company is working on enhancing and modifying the base OSA-II technology to address the needs of potential OSA users in various markets. Management believes during fiscal 2000 that it can significantly increase OSA-II revenues over historical levels although there can be no assurances.

BioTek Agreement

In late November 1999, the Company entered into an agreement with BioTek, which gave the Company the exclusive world-wide rights to market and sell BioTek's proprietary, hydrocarbon eating microbes in certain defined markets. BioTek has developed and "grows" the fast-eating oil and grease microbes.

Under the terms of the agreement, the Company received the exclusive world-wide rights to market and sell the proprietary microbe biotechnology under the trademark MightyClean 2000(TM) brand name in the automotive, trucking and food service businesses. Because many of the existing OSA-II customers are within the exclusive market segments, the Company intends to leverage its relationships with these customers to sell MightyClean 2000(TM) to them. In order to maintain its exclusive rights, the Company must generate $1,000,000 in sales by May 31, 2001. In December 1999, the Company began actively marketing MightyClean 2000(TM) and expects to begin shipping it and generating revenue during the first calendar quarter of 2000, although there can be no assurances.

Hairtek Prototype Development

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

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net Loss Analysis

In order to avoid current, material and ongoing operating losses, the Company must generate new, material ongoing OSA-II or other revenues in future months. Management believes that the recent OSA-II activity described in this report will improve OSA-II visibility in the marketplace that which will lead to significant increases in future OSA-II revenues. However, there can be no assurances.

Liquidity and Capital Resources

Net cash used in operating activities was $160,483 for the three months ended December 31, 1999. This usage of cash was primarily attributable to a net loss of $847,351, which excludes depreciation and amortization, and a decrease in accounts payable and accrued liabilities of $465,898 offset by a decrease in inventories of $317,540 and an increase in deferred revenue of $786,110.

Net cash used in investing activities was $441,273 for the three months ended December 31, 1999. This decrease in cash was attributable to expenditures by OSA for capital assets.

Net cash used in financing activities was $2,087,233 for the three months ended December 31, 1999, which consisted primarily of the payoff of the Company's credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("Nations") $1,913,986 and the payment of $157,500 of Series B preferred stock dividends.

Net cash provided by discontinued operations was $5,268,477 for the three months ended December 31, 1999, which represents the receipt of $6,500,000, less $500,000 held in escrow, on the secured note in connection with the sale of TSA offset by expenses associated with the sale.

On September 30, 1999, the Company completed the sale to Onkyo America of substantially all of the assets of TSA. At the closing, the Company and TSA received $2,000,000 in cash, a $6,500,000 9% secured note, which was paid to TSA on October 29, 1999, and a $1,000,000 note which was paid to the Company on October 29, 1999 in Onkyo Series A 5% Convertible Preferred Stock. Due to the sale of the assets, the Company was required to simultaneously pay off in full its Credit Facility with Nations. The balance paid off at closing was approximately $1,914,000, which included a prepayment penalty of $100,000. As a result of the payoff of Nations, all liens on the Company's assets were released and the Company no longer had any credit lines.

In the quarter ended December 31, 1999, the Company sold a number of its long-term leases and received proceeds of approximately $809,000. These units remain on the Company's balance sheet in property and equipment and the related liability is classified as deferred revenue. The deferred revenue is being amortized and recorded as lease revenue over the lease term of 48 months.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

         As of February 15, 2000, the Company had approximately $3,300,000 in cash including amounts reserved for the potential liability to NCT for their 15% equity ownership in TSA (see Note 6. Legal Proceedings.) The Company believes that current cash on hand will be sufficient to fund its operations through the end of calendar year 2000. In the event that the Company is unable to reduce its current operating losses, it will be required to seek new sources of capital to fund its operations. There can be no assurances that the operating losses will be reduced or that new financing will be available on acceptable terms.

Forward-Looking Statements

         The forward looking statements discussed in the Report include those relating to the Company's expectations about (1) generating significantly increased revenue from OSA-II units above historic levels during fiscal year 2000, (2) leasing additional OSA-II units to Speedco (3) the Company's ability to begin generating revenue from the MightyClean 2000(TM) product, (4) the development of a successful HairTek(TM) prototype, (5) the adequacy of the Company's working capital and liquidity, (6) generating $2,500,000 in OSA lease revenue over a four year period from the 28 OSA-IIs currently under lease at Speedco, (7) Speedco opening 24 new locations during the calendar year 2000, and leasing an OSA-II at each location, (8) management's belief that it will reach an agreement with Flying J regarding the sharing of the $500,000 in costs necessary to develop an OSA-II/SS unit, and (9) reducing net operating losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

         Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to market OSA-IIs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) the Company ability to complete the HairTek(TM) prototype, (7) the Company's ability to consummate strategic partnerships for the HairTek(TM) project, (8) unforeseen technical problems or patent issues with any of the Company's potential new products, (9) the Company's ability to market the MightyClean 2000(TM) product, (10) Flying J's decision not to share in the cost of the OSA-II/SS unit, and (11) Speedco's decision not to open any new locations during the calendar year 2000 or lease OSA-IIs at those locations if they do open .

                           GLOBAL TECHNOVATIONS, INC.

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

The stockholders voted to approve the amendment to the 1993 Stock Option Plan increasing the shares available by 500,000 shares. 23,760,505 votes in favor, 2,127,160 votes against and 165,275 votes abstained.

 The  fourth   proposal  to  approve  the  amendment  of  the   certificate   of
incorporation changing the Company's name was voted as follows: 25,260,747 votes in favor, 624,073 votes against and 168,120 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           27.0     Financial Data Schedule

                  b.       Reports on Form 8-K

                           A Form 8-K was filed on October  14, 1999 and amended
                           on  December  13,  1999  during  the  quarter   ended
                           December 31, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         GLOBAL TECHNOVATIONS, INC.

         By:       /s/ DAVID NATAN

                  David Natan

                  Vice President and Chief Financial Officer

Dated:  February 18, 2000