Form 10-Q
period 2000-03-31
GLOBAL TECHNOVATIONS INC
filed 2000-05-22
CIK 800055

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 2000

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

               Class                          Outstanding at May 19, 2000
Common stock: $.001 par value                       29,799,281 shares

                          GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                          Page

                Consolidated Balance Sheets as of March 31, 2000
                 (Unaudited) and September 30, 1999.....................  1

                Consolidated Statements of Operations for the
                Three Months Ended March 31, 2000 and 1999 (Unaudited)....2

                Consolidated Statements of Operations for the
                Six Months Ended March 31, 2000 and 1999 (Unaudited)......3

                Consolidated Statements of Cash Flows for the
                Six Months Ended March 31, 2000 and 1999 (Unaudited)..... 4

                Notes to Unaudited Interim Consolidated
                Financial Statements....................................5-9


ITEM 2.  Management's Discussion and Analysis of Interim
                Financial Condition and Results of Operations...........9-13



                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders............14

ITEM 6.  Exhibits and Reports on Form 8-K...............................14


                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                 AS OF MARCH 31, 2000 AND SEPTEMBER 30, 1999

                                                                         (Unaudited)
                                                                           March 31,                       September 30,
ASSETS                                                                       2000                               1999
                                                                       -----------------                 ----------------
Current Assets:
  Cash and cash equivalents                                                 $ 2,299,200                      $ 2,308,952
  Restricted cash                                                               510,445                                -
  Accounts receivable trade, net                                                176,321                          209,554
  Due from buyer of automotive subsidiary                                             -                        6,000,000
  Inventories                                                                 1,520,511                        1,935,832
  Prepaid expenses                                                              108,095                           76,657
  Other                                                                         170,159                          103,994
                                                                       -----------------                 ----------------
Total current assets                                                          4,784,731                       10,634,989
Property and equipment, net                                                   2,048,340                        1,533,117
Patents, net                                                                    131,601                          143,881
Capitalized database, net                                                     1,756,944                        1,862,361
Preferred stock of buyer of automotive subsidiary                             1,021,289                                -
Due from buyer of automotive subsidiary                                               -                        1,500,000
                                                                       -----------------                 ----------------
TOTAL ASSETS                                                                $ 9,742,905                     $ 15,674,348
                                                                       =================                 ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                    $ -                      $ 1,913,986
  Senior subordinated convertible notes                                         707,000                          707,000
  Loan payable                                                                        -                          506,712
  Accounts payable                                                              188,743                          302,553
  Deferred revenue                                                              835,867                           98,675
  Accrued liabilities                                                         1,012,162                        2,508,733
  Payable to former buyer of automotive subsidiary                            1,013,511                        1,030,835
                                                                       -----------------                 ----------------
Total current liabilities                                                     3,757,283                        7,068,494
  Other liabilities                                                                   -                           89,799
                                                                       -----------------                 ----------------
Total liabilities                                                             3,757,283                        7,158,293

Commitments and contingencies                                                         -                                -

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; 3,500 shares issued and outstanding at                         3,500,000                        3,444,644
   March 31, 2000 and September 30, 1999
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 29,799,281 shares issued and outstanding at
   March 31, 2000 and September 30, 1999                                         29,799                           29,799
  Additional paid-in capital                                                 31,478,004                       31,208,571
  Accumulated deficit                                                       (27,672,827)                     (24,817,605)
  Treasury stock-at cost; 466,234  shares                                    (1,349,354)                      (1,349,354)
                                                                       -----------------                 ----------------
Total stockholders' equity                                                    5,985,622                        8,516,055
                                                                       -----------------                 ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 9,742,905                     $ 15,674,348
                                                                       =================                 ================
See accompanying notes to unautidted intermin consolidated financial statements.

                                        1



                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                               2000                         1999
                                                                       -----------------            ----------------
Revenue:
  Sales revenue                                                                $ 73,280                   $ 370,599
  Leasing revenue                                                               225,223                      97,733
                                                                       -----------------            ----------------
   Total revenue                                                                298,503                     468,332
                                                                       -----------------            ----------------
Cost of sales and leasing
  Cost of sales                                                                  40,677                     145,545
  Cost of leasing                                                               381,679                     208,760
                                                                       -----------------            ----------------
    Total cost of sales and leasing                                             422,356                     354,305
                                                                       -----------------            ----------------
Gross profit (loss)                                                            (123,853)                    114,027
                                                                       -----------------            ----------------
Expenses:
  General and administrative                                                    884,718                     786,122
  Selling and marketing                                                         271,247                     127,450
  Depreciation and amortization                                                  94,385                      95,796
  Research and development                                                       27,287                      12,663
                                                                       -----------------            ----------------
Total expenses                                                                1,277,637                   1,022,031
                                                                       -----------------            ----------------
Loss from operations                                                         (1,401,490)                   (908,004)
Other income (expense):
  Interest income                                                                43,016                      24,645
  Interest expense                                                              (48,901)                   (109,673)
  Other (expense) income, net                                                    45,341                      18,216
                                                                       -----------------            ----------------
Net other income (expense)                                                       39,456                     (66,812)
                                                                       -----------------            ----------------
Loss from continuing operations before
discontinued operations:                                                     (1,362,034)                   (974,816)
                                                                       -----------------            ----------------
Discontinued operations:
Income from discontinued operations,
net of income taxes                                                                   -                     375,585
                                                                       -----------------            ---------------
Discontinued operations                                                               -                     375,585
                                                                       -----------------            ----------------
Net loss                                                                     (1,362,034)                   (599,231)
Embedded dividend on preferred stock                                                  -                    (149,379)
Preferred dividends                                                             (78,750)                    (81,985)
                                                                       -----------------            ----------------
Net loss available to common stockholders                                   ($1,440,784)                  ($830,595)
                                                                       =================            ================

Basic and Diluted Earnings (Loss) Per Share

Continuing Operations                                                             (0.05)                      (0.04)
Discontinued Operations                                                            -                           0.01
                                                                       -----------------            ----------------
Net Loss                                                                          (0.05)                      (0.03)
                                                                       =================            ================

Basic and diluted weighted average common shares outstanding                 29,333,047                  28,976,704
                                                                       =================            ================


See accompanying notes to unaudited interim consolidated financial statements.



                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                           2000                       1999
                                                                    ----------------           ----------------
Revenue:
  Sales revenue                                                             $ 73,280                 $ 370,599
  Leasing revenue                                                            410,273                   172,310
                                                                    -----------------           ---------------

   Total revenue                                                             483,553                   542,909
                                                                    -----------------           ---------------
Cost of sales and leasing
  Cost of sales                                                               40,677                   145,545
  Cost of leasing                                                            654,171                   339,635
                                                                    -----------------           ---------------
    Total cost of sales and leasing                                          694,848                   485,180
                                                                    -----------------           ---------------
Gross profit (loss)                                                         (211,295)                   57,729
                                                                    -----------------           ---------------
Expenses:
  General and administrative                                               1,645,663                 1,613,450
  Selling and marketing                                                      429,132                   274,882
  Depreciation and amortization                                              190,752                   188,786
  Research and development                                                    38,959                    88,831
                                                                    -----------------           ---------------
Total expenses                                                             2,304,506                 2,165,949
                                                                    -----------------           ---------------
Loss from operations                                                      (2,515,801)               (2,108,220)
Other income (expense):
  Interest income                                                            143,331                    57,098
  Interest expense                                                           (94,078)                 (276,170)
  Other (expense) income, net                                                 76,362                   (38,829)
                                                                    -----------------           ---------------
Net other income (expense)                                                   125,615                  (257,901)
                                                                    -----------------           ---------------
Loss from continuing operations before
discontinued operations and extraordinary item:                           (2,390,186)               (2,366,121)
                                                                    -----------------           ---------------
Discontinued operations:
Income from discontinued operations,
net of income taxes                                                                -                   808,467
Gain on disposal of discontinued operations,
net of income taxes                                                                -                 1,662,870
                                                                    -----------------           ---------------

Discontinued operations                                                            -                 2,471,337
                                                                    -----------------           ---------------
Income (loss) before extraordinary item                                   (2,390,186)                  105,216
 Gain on extinguishment of debt                                                    -                   158,745
                                                                    -----------------           ---------------
Net income (loss)                                                         (2,390,186)                  263,961
Embedded dividend on preferred stock                                         (55,356)                 (301,833)
Preferred dividends                                                         (157,500)                 (119,956)
Value of warrants issued with preferred stock                               (252,180)                 (187,549)
                                                                    -----------------           ---------------
Net loss available to common stockholders                                ($2,855,222)                ($345,377)
                                                                    =================           ===============

Basic and Diluted Earnings (Loss) Per Share

Continuing Operations                                                          (0.10)                    (0.10)
Discontinued Operations                                                         -                         0.08
Extraordinary Item                                                              -                         0.01
                                                                    -----------------           ---------------

Net Loss                                                                       (0.10)                    (0.01)
                                                                    =================           ===============

Basic and diluted weighted average common shares outstanding              29,333,047                28,883,197
                                                                    =================           ===============


See accompanying notes to unaudited interim consolidated financial statements.



                                      GLOBAL TECHNOVATIONS, INC.
                                               FORM 10-Q

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------------------------------
                                                                        2000                    1999
                                                                 ---------------         ---------------
OPERATING ACTIVITIES:
    Net income (loss)                                              $ (2,390,186)              $ 263,961
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
      Income from discontinued operations                                     -                (808,467)
      Gain on disposal of discontinued operations                             -              (1,662,870)
      Depreciation                                                      259,359                 124,152
      Amortization                                                      118,068                 160,266
      Gain on extinguishment of debt                                          -                (158,745)
      Disposal of equipment                                                   -                   3,100
      Non cash value of services                                         36,000                       -
      Repayments from officers                                                -                  26,260
      Decrease (increase) in accounts receivable, net                    33,233                 (40,982)
      Decrease (increase) in inventories                                415,321                (851,019)
      (Increase) decrease in prepaid expenses                           (31,438)                 32,867
      (Increase) decrease in other assets                               (66,915)                 43,937
      Increase in preferred stock of buyer of automotive subsidiary     (21,289)                      -
      Decrease in accounts payable                                     (120,522)               (287,683)
      Increase in deferred revenue                                      737,192                 397,734
      Decrease in accrued liabilities                                  (610,568)               (103,029)
      Decrease in payable to former buyer of automotive subsidiary      (17,324)                      -
      Decrease in other liabilities                                     (89,799)               (166,055)
                                                                 ---------------         ---------------
Net cash used in operating activities                                (1,748,868)             (3,026,573)
                                                                 ---------------         ---------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                           (774,203)               (512,231)
    Additions to patent costs, net                                            -                 (42,198)
                                                                 ---------------         ---------------
Net cash used in investing activities                                  (774,203)               (554,429)
                                                                 ---------------         ---------------

FINANCING ACTIVITIES:
    Proceeds from exercises of stock options and warrants                     -                  26,659
    Preferred stock issuance, net                                       (18,747)              3,385,766
    Purchase of certificate of deposit                                        -                (251,718)
    Redemption of preferred stock Series A                                    -                (500,000)
    Repayments of Senior Convertible Notes                                    -              (2,064,617)
    Payment of extinguishment of debt costs                                   -                 (10,403)
    Repayment of loan payable                                          (500,000)                      -
    Payment of preferred stock dividends                               (236,250)                      -
    Repayment of borrowings                                          (1,913,986)                (41,892)
                                                                 ---------------         ---------------
Net cash (used in) provided by financing activities                  (2,668,983)                543,795
                                                                 ---------------         ---------------

NET CASH USED IN CONTINUING OPERATIONS:                              (5,192,054)             (3,037,207)
                                                                 ---------------         ---------------

CASH PROVIDED BY DISCONTINUED OPERATIONS:
    Operating Activities                                                      -               1,390,688
    Investing Activities                                              5,182,302               2,004,689
                                                                 ---------------         ---------------
Net cash provided by discontinued operations                          5,182,302               3,395,377
                                                                 ---------------         ---------------

Net (decrease) increase in cash and cash equivalents                     (9,752)                358,170
Cash and cash equivalents at beginning of period                      2,308,952                 488,899
                                                                 ---------------         ---------------
Cash and cash equivalents at end of period                           $2,299,200                $847,069
                                                                 ===============         ===============


See accompanying notes to unaudited interim consolidated financial statements.

                               4

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION

The accompanying financial statements of Global Technovations, Inc. (the "Company" or "GTI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K, for the year ended September 30, 1999. Certain fiscal year 1999 amounts have been reclassified to conform to current year presentation.

Comprehensive Income

For the three and six months ended March 31, 2000 and 1999, there were no differences between net income and comprehensive income.

2.       INCOME (LOSS) PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share" during the fiscal year 1998. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing (loss) income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Convertible securities and common share equivalents have not been included in the computation of diluted income
(loss) per share in the accompanying statements of operations for the three and six months ended March 31, 2000 and 1999, as their impact would have been anti-dilutive.

For the three months ended March 31, 2000 and 1999, the effect of equivalent shares related to stock options, warrants and preferred stock were 3,659,414 and 4,443,276, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

For the six months ended March 31, 2000 and 1999, the effect of equivalent shares related to stock options, warrants and preferred stock were 3,746,861 and 4,595,976, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.       INVENTORIES

         Inventories consisted of the following:

                        March 31,                   September 30,
                          2000                           1999

 Raw materials        $ 1,051,761                     $ 984,082
 Finished goods           468,750                       951,750
                       $1,520,511                    $1,935,832

4.        PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2000 and September 30, 1999:



                                              Useful Life
                                                (Years)
                                              Life (Years)            2000               1999


      Computer equipment                          3-4             $1,013,285           $967,753
      --------------------------------------- ------------- ----------------- ------------------
      --------------------------------------- ------------- ----------------- ------------------
      On-Site Analyzers                           4-5              2,190,118          1,482,829
      --------------------------------------- ------------- ----------------- ------------------
      --------------------------------------- ------------- ----------------- ------------------
      Tools                                        2                  25,988             24,253
      --------------------------------------- ------------- ----------------- ------------------
      --------------------------------------- ------------- ----------------- ------------------
      Furniture and fixtures                      3-5                207,453            190,452
      --------------------------------------- ------------- ----------------- ------------------
      --------------------------------------- ------------- ----------------- ------------------
      Leasehold improvements                      2-5                 28,879             26,555
      --------------------------------------- ------------- ----------------- ------------------
      --------------------------------------- ------------- ----------------- ------------------
                                                                   3,465,723          2,691,842
      --------------------------------------- ------------- ----------------- ------------------
      --------------------------------------- ------------- ----------------- ------------------
      Less: accumulated depreciation                              (1,417,383)        (1,158,725)
      --------------------------------------- ------------- ----------------- ------------------
      --------------------------------------- ------------- ----------------- ------------------
                                                                  $2,048,340         $1,533,117
                                                                  ==========         ==========

Depreciation of leased OSA-II machines in the amount of $101,866 and $185,925 for the three and six months ended March 31, 2000, respectively, and $21,441 and $51,296 for the three and six months ended March 31, 1999, respectively, has been allocated to cost of leasing.

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

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 6.      SALE OF TOP SOURCE AUTOMOTIVE, INC. ("TSA")

On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's OHSS business to Onkyo America, Inc. ("Onkyo") for total consideration of $10,000,000 consisting of $2,500,000 cash, a $6,500,000 30-day note payable to TSA and a $1,000,000 30-day note payable to the Company in either cash or convertible preferred stock of Onkyo. The $6,500,000 note and accrued interest of $46,479 was paid on October 29, 1999, and the $1,000,000 note was paid through issuance of $1,000,000 of Onkyo 5% Series A Convertible Preferred Stock ("Onkyo Preferred"). Of the $9,000,000 in cash received by the Company, $500,000 was to be held in escrow for a 12-month period until October 2000 in the event that undisclosed TSA liabilities in excess of $50,000 arose.

Due to the absence of any undisclosed liabilities at TSA, Onkyo and Company agreed to modify the escrow agreement. On May 12, 2000, the escrow agent released the $500,000 along with $13,316 in interest. In return for early release of the escrow, the Company agreed to pledge its $1,000,000 of Onkyo Preferred to Onkyo until October 1, 2000 to protect Onkyo in the event that any undisclosed liabilities were discovered from the current date until October 1, 2000. The Company retained title to the Onkyo Preferred and the Onkyo Preferred remained governed by the attribute described below:

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

Previously, the Company and TSA had entered into a TSA Asset Purchase Agreement with NCT Audio Products, Inc. ("NCT") on August 14, 1998 for a minimum of $10,000,000 in cash and up to $6,000,000 in a potential earn-out based upon the future operating results of the TSA business being sold. TSA received $1,450,000 in June 1998 and an additional $2,050,000 on December 15, 1998 when the Company's stockholders approved the sale to NCT. As a result of the approval by the Company's stockholders on December 15, 1998, NCT became the owner of 20% of TSA's Common Stock in exchange for the $3,500,000 it paid. During fiscal 1999, the Company and TSA granted NCT two extensions to close the transaction with a final deadline of July 15, 1999. As part of the consideration for these extensions, the Company received back 5% of TSA's Common Stock, thereby reducing NCT's ownership of TSA to 15%. NCT's parent company issued a press release on July 16, 1999 stating that it was unable to obtain the necessary financing to complete the transaction and acknowledging that NCT thereby let its rights under the TSA Asset Purchase Agreement, lapse. As a result, the Company and TSA proceeded to negotiate a definitive agreement and ultimately close on the sale of the assets to Onkyo on September 30, 1999. For information concerning legal proceedings between the Company and NCT, (see Note 7. Legal Proceedings).

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.       LEGAL PROCEEDINGS

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

Also on September 16, 1999, NCT commenced an arbitration proceeding before the American Arbitration Association. NCT's Statement of Claim asserts that GTI committed breach of contract and fraud, breached fiduciary duties, and violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated hereunder in connection with NCT's attempts to acquire substantially all of the assets of TSA. Specific performance of the Asset Purchase Agreement and compensatory damages in excess of $3.5 million are sought.

On December 8, 1999, GTI filed an answer to NCT's Statement of Claim in which it sought a more specific statement of NCT's claims of wrongdoing, denied the claims asserted in the Statement of Claim, and asserted counterclaims against NCT. As of May 19, 2000, NCT had not answered the Company's counterclaim. The Company believes that NCT's claims for damages beyond their 15% equity ownership of TSA less certain adjustments and offsets are without merit. The Company has recorded the amounts due to NCT as "Payable to former buyer of automotive subsidiary" in the accompanying consolidated balance sheets.


8.  LETTER OF INTENT

On April 10, 2000, the Company announced that it had entered into a letter of intent ("LOI") to purchase an automotive technology-based manufacturing and distribution company. In calendar 1999, the target company recorded unaudited pro forma revenues of approximately $84 million and had unaudited earnings before interest, taxes, depreciation and amortization of approximately $7.3 million. The potential acquisition, which will not require a stockholder vote, is contingent upon the Company obtaining financing and the execution of a definitive agreement.

Under the terms of the LOI, the transaction must close no later than July 3, 2000. The Company does not expect to disclose the specific terms of the potential acquisition or the identity of the target until the execution of a definitive agreement, which is expected to occur on or before June 30, 2000.

The Company is currently in discussions with a number of alternative funding sources to finance the transaction on acceptable terms. There can be no assurances that these efforts will be successful.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.       COMMITMENTS AND CONTINGENCIES

On April 10, 2000, the Company entered into a new three-year employment agreement with William Willis, Jr, the Company's Chairman, President and Chief Executive Officer.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales revenue for the three and six months ended March 31, 2000 was $73,280 compared to $370,559 for the same periods in 1999. The decrease in sales revenue of $297,319 or 80.2% is attributable the sale of fewer OSA-II machines during the three and six months ended March 31, 2000 compared to during the same periods in 1999. Lease revenue for the three and six months ended March 31, 2000 were $225,223 and $410,273 compared to $97,733 and $172,310 for the same periods in 1999. The increase in lease revenue of $127,490 or 130.5% for the three month period and $237,963 or 138.1% for the six month period is primarily attributable to an increase in the number of units leased and on trial generating various levels of revenue (some of which were nominal) compared to the number of units leased and on trial for the same period in 1999.

OSA gross profit margin for three and six months ended March 31, 2000 was -41.5% and -43.7% compared to 24.4% and 10.6% for the same periods in 1999. Cost of service for both periods includes the full cost of manufacturing and service in anticipation of higher sales levels.

General and administrative expenses increased to $884,718 and $1,645,663 for the three and six months ended March 31, 2000 compared to $786,122 and $1,613,450 for the same periods in 1999. The increase of $98,596 or 12.5% for the three-month period and $32,214 or 2.0% for the six-month period is primarily attributable to an increase in personnel at OSA, Inc. ("OSA", formerly known as Top Source Instruments, Inc.)

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations (Continued)

Selling and marketing expenses were $271,247 and $429,132 for the three and six months ended March 31, 2000 compared to $127,450 and $274,882 the same periods in 1999. The increase of $143,797 or 112.8% for the three month period and $154,250 or 56.1% for the six month period is primarily attributable to an increase in salaries and benefits as a result of an additions to the sales personnel and an increase in promotion and advertising expenses at OSA.

Depreciation and amortization was $94,385 and $190,752 for the three and six months ended March 31, 2000 compared to $95,796 and $188,786 for the same periods in 1999. This increase of $1,966 or 1.0% for the six month period is primarily attributable to the increase in property and equipment from 1999 to 2000.

Research and development was $27,287 and $38,959 for the three and six months ended March 31, 2000 compared to $12,663 and $88,831 for the same periods in 1999. This decrease of $49,872 or 56.1% for the six month period is primarily attributable to the initial costs incurred in the development of the OSA-II machine in fiscal year 1998 and 1999.

Interest income was $43,016 and $143,331 for the three and six months ended March 31, 2000 compared to $24,645 and $57,098 for the same periods in 1999. The increase of $18,371 or 74.5% for the three month period and $86,233 or 151.0% for the six month period is primarily due to an increase in cash and cash equivalents from the sale of TSA.

Interest expense was $48,901 and $94,078 for the three and six months ended March 31, 2000 compared to $109,673 and $276,170 for the same periods in 1999. The decrease of $60,772 or 55.4% for the three month period is primarily due to the payoff of the credit facility on October 1, 1999. The decrease of $182,092 or 65.9% for the six-month period is primarily due to a decrease in interest as a result of the restructuring of the senior subordinated convertible notes in November and December 1998 and the payoff of the credit facility on October 1, 1999.

Other income (expense) was $45,341 and $76,362 for the three and six months ended March 31, 2000 compared to $18,216 and ($38,829) for the same periods in 1999. This increase of $115,191 or 296.7% for the six-month period is primarily attributable to the $100,000 redemption premium incurred in connection with the redemption of 50% of the Series A Preferred Stock in November 1998.

Income from discontinued operations was $0 for the three and six months ended March 31, 2000 compared to $375,585 and $808,467 for the same periods in 1999. On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's OHSS business to Onkyo. Accordingly, the operations and financial activity associated with this business have been reclassified as discontinued operations. (See Note 6. Sale of Top Source Automotive, Inc.)

Gain on disposal of discontinued operations of $1,662,870 for the six months ended March 31, 1999 represents the sale of a 5.5% equity interest in TSA to NCT in December 1998. (See Note 6. Sale of Top Source Automotive, Inc.)

Gain on extinguishment of debt of $158,745 for the six months ended March 31, 1999 represents the gain on the restructuring of a portion of the outstanding $3,020,000 of Notes.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations (Continued)

As previously disclosed, the Company had anticipated reaching an agreement with Flying J or a third party to develop a self-service OSA II. Management has not reached an agreement with Flying J or a third party during the quarter ended March 31, 2000 regarding cost and the OSA-II/SS has been delayed to preserve company cash resources.

On August 19, 1999, the Company entered into a four year OSA-II lease agreement with Speedco. Previously, the Company had leased OSA-II units to Speedco pursuant to the terms of a short-term lease. Under the terms of the four-year lease agreement, Speedco agreed to pay the Company a fixed minimum monthly rental fee and per usage fees above certain thresholds at each Speedco location using the Company's OSA-II unit. Additionally, the agreement requires the Company to provide ongoing service and marketing assistance to help Speedco locations increase their retail usage of the OSA-II. Based upon the 38 OSA-II units currently leased (one at each Speedco location), the Company estimates that this lease will generate a minimum of $2,500,000 in OSA-II revenue during the four-year term of the lease; however, there can be no assurances. The
Company anticipates that Speedco will lease 15 more OSA-II units during the calendar year 2000; however, there can be no assurances.

Management believes that the enhanced OSA-II is more commercially viable than the OSA-I. During fiscal 1997 and 1998, the Company generated $403,853 and $392,653 in OSA-I revenue, respectively. During fiscal 1999, the Company generated $1,389,678 in revenues from the sale, lease and trials of the OSA units. The Company continues to pursue its strategy of placing OSA units at leading companies in target industries with the expectation that this activity will lead to order for the sale or lease of significant numbers of OSA units. Additionally, the Company is working on enhancing and modifying the base OSA-II technology to address the needs of potential OSA users in various markets. Management believes during fiscal 2000 that it can increase OSA-II revenues over historical levels although there can be no assurances.

BioTek Agreement

In late November 1999, the Company entered into an agreement with BioTek, which gave the Company the exclusive worldwide rights to market and sell BioTek's proprietary, hydrocarbon-eating microbes in certain defined markets. BioTek has developed and "grows" the fast-eating oil and grease microbes.

Under the terms of the agreement, the Company received the exclusive world-wide rights to market and sell the proprietary microbe biotechnology under the trademark MightyClean 2000(TM) brand name in the automotive, trucking and food service businesses. Because many of the existing OSA-II customers are within the exclusive market segments, the Company intends to leverage its relationships with these customers to sell MightyClean 2000(TM) to them. In order to maintain its exclusive rights, the Company must generate $1,000,000 in sales by May 31, 2001. In February 2000, the Company began actively marketing MightyClean 2000(TM). In March 2000, the Company, began shipping the MighyClean 2000(TM) to customers and generated nominal revenue.

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

Liquidity and Capital Resources

Net cash used in operating activities was $1,748,868 for the six months ended March 31, 2000. This usage of cash was primarily attributable to a net loss of $2,012,759, which excludes depreciation and amortization, and a decrease in accounts payable and accrued liabilities of $838,213 offset by a decrease in inventories of $415,321 and an increase in deferred revenue of $737,192.

Net cash used in investing activities was $774,203 for the six months ended March 31, 2000. This decrease in cash was attributable to expenditures by OSA for capital assets.

Net cash used in financing activities was $2,668,983 for the six months ended March 31, 2000, which consisted primarily of the payoff of the Company's credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("Nations") $1,913,986, repayment of the Mennen Loan of $500,000 and the payment of $236,250 of Series B preferred stock dividends.

Net cash provided by discontinued operations was $5,182,302 for the six months ended March 31, 2000, which represents the receipt of $6,500,000, less $500,000 held in escrow, on the secured note in connection with the sale of TSA offset by expenses associated with the sale.

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

In the six months ended March 31, 2000, the Company sold a number of its long-term leases and received proceeds of approximately $809,000. In addition, the Company sold an additional number of its long-term leases and received proceeds of approximately $387,000 in May 2000. These units remain on the Company's balance sheet in property and equipment and the related liability is classified as deferred revenue. The deferred revenue is being amortized and recorded as lease revenue over the lease term of 48 months.

In June 2000, the $707,000 principal balance on the Senior Subordinated convertible notes (the "Notes") with Mellon Private Asset Management ("Mellon") will mature. The Company recently proposed extending the due date of the Notes. If the Company does not reach an agreement with any or all of the noteholders, the Company must pay the balance of the Notes using cash resources.

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued


Liquidity and Capital Resources - Continued

As of May 19, 2000, the Company had approximately $2,400,000 in cash including amounts reserved for the potential liability to NCT for their 15% equity ownership in TSA (see Note 7. Legal Proceedings.) The Company believes that current cash on hand will be sufficient to fund its operations through September 30, 2000. In the event that the Company is unable to reduce its current operating losses, it will be required to seek new sources of capital to fund its operations. There can be no assurances that the operating losses will be reduced or that new financing will be available on acceptable terms.

Forward-Looking Statements

The forward-looking statements discussed in this report relate to the Company's expectations that (1) it will complete the acquisition of the target company described above, (2) leasing an additional 15 more OSA-II units to Speedco, (3) increasing OSA-II revenues over historical levels, and (4) the adequacy of the Company's working capital and liquidity, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The results anticipated by these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause results to differ materially from those contemplated in the above forward-looking statements. Such risks and uncertainties include the following: (1) the ability of the Company to obtain acceptable financing of the target company, (2) the ability of the Company to reach a definitive agreement with the stockholders of the target company, (3) Speedco may decide not to expand to new locations during calendar 2000, or not to use the OSA-II units at new locations if they do open,
(4) retailers and potential customers may be reluctant to purchase the Company's new Retail MotorCheck(tm) Display Units, (5) the decision by a municipality and/or potential other new or existing customers to place orders for the lease or purchase of multiple OSA-II units despite successful trial evaluation periods, (6) the continued reliability of the OSA technology over an extended period of time, (7) the Company's ability to market OSA-IIs, (8) the acceptance of the OSA-II technology by the marketplace, (9) the general tendency of large corporations to slowly change from known technology to emerging new technology,
(10) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (11) the Company's ability to attract strategic partners for the OSA-II, and (12) the Company's ability to resolve contractual issues with potential strategic partners. Investors should also consider information contained in documents filed by the Company with the Securities and Exchange Commission.

 .

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on April 3, 2000. The stockholders voted to elect G. Jeff Mennen to serve as a director of the Company until 2003. 25,625,579 votes were cast in favor of this proposal, 198,347 were cast against it, and 0 abstained.

The stockholders also voted to approve the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending September 30, 2000, 25,711,543 were cast in favor of this proposal, 58,855 were cast against it and 53,528 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.9 Employment Agreement dated April 10, 2000 between Global Technovations, Inc. and William Willis, Jr.

     27.0  Financial Data Schedule

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         GLOBAL TECHNOVATIONS, INC.


         By:       /s/ DAVID NATAN
                  David Natan

                  Vice President and Chief Financial Officer

Dated:  May 22, 2000