Form 10-Q
period 2000-06-30
GLOBAL TECHNOVATIONS INC
filed 2000-08-21
CIK 800055

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 2000

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

               Class                          Outstanding at August 18, 2000
Common stock: $.001 par value                       29,804,281 shares

                          GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                            Page


                Consolidated Balance Sheets as of June 30, 2000
                 (Unaudited) and September 30, 1999.........................1

                Consolidated Statements of Operations for the
                Three Months Ended June 30, 2000 and 1999 (Unaudited).......2

                Consolidated Statements of Operations for the
                Nine Months Ended June 30, 2000 and 1999 (Unaudited)........3

                Consolidated Statements of Cash Flows for the
                Nine Months Ended June 30, 2000 and 1999 (Unaudited).. .....4

                Notes to Unaudited Interim Consolidated

                Financial Statements.....................................5-11


ITEM 2.  Management's Discussion and Analysis of Interim
                Financial Condition and Results of Operations...........11-16



                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K..................................16

                                                GLOBAL TECHNOVATIONS, INC.
                                                       FORM 10-Q

                                              CONSOLIDATED BALANCE SHEETS
                                       AS OF JUNE 30, 2000 AND SEPTEMBER 30, 1999

-------------------------------------------------------------------------------------------------------------------------

                                                                       (Unaudited)
                                                                           June 30,                       September 30,
ASSETS                                                                       2000                             1999
                                                                       -----------------                 ----------------
Current Assets:
  Cash and cash equivalents                                                 $ 1,454,321                      $ 2,308,952
  Accounts receivable trade, net                                                195,941                          209,554
  Due from buyer of automotive subsidiary                                             -                        6,000,000
  Inventories                                                                 1,313,237                        1,935,832
  Prepaid expenses                                                               94,430                           76,657
  Other                                                                         275,111                          103,994
                                                                       -----------------                 ----------------
Total current assets                                                          3,333,040                       10,634,989
Property and equipment, net                                                   2,252,012                        1,533,117
Patents, net                                                                    128,189                          143,881
Capitalized database, net                                                     1,704,236                        1,862,361
Preferred stock of buyer of automotive subsidiary                             1,033,630                                -
Due from buyer of automotive subsidiary                                               -                        1,500,000
                                                                       -----------------                 ----------------
TOTAL ASSETS                                                                $ 8,451,107                     $ 15,674,348
                                                                       =================                 ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                    $ -                      $ 1,913,986
  Senior subordinated convertible notes                                         603,000                          707,000
  Loan payable                                                                        -                          506,712
  Accounts payable                                                              235,778                          302,553
  Deferred revenue                                                            1,161,604                           98,675
  Accrued liabilities                                                           961,376                        2,508,733
  Payable to former buyer of automotive subsidiary                            1,003,990                        1,030,835
                                                                       -----------------                 ----------------
Total current liabilities                                                     3,965,748                        7,068,494
  Other liabilities                                                                   -                           89,799
                                                                       -----------------                 ----------------
Total liabilities                                                             3,965,748                        7,158,293

Commitments and contingencies                                                         -                                -

Stockholders' equity:
  Preferred stock - $.10 par value, 5,000,000 shares
   authorized; 3,500 shares issued and outstanding at                         3,500,000                        3,444,644
   June 30, 2000 and September 30, 1999
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 29,799,281 shares issued and outstanding at
   June 30, 2000 and September 30, 1999                                          29,799                           29,799
  Additional paid-in capital                                                 31,487,419                       31,208,571
  Accumulated deficit                                                       (29,182,505)                     (24,817,605)
  Treasury stock-at cost; 466,234  shares                                    (1,349,354)                      (1,349,354)
                                                                       -----------------                 ----------------
Total stockholders' equity                                                    4,485,359                        8,516,055
                                                                       -----------------                 ----------------
                                                                       -----------------                 ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 8,451,107                     $ 15,674,348
                                                                       =================                 ================


                                            GLOBAL TECHNOVATIONS, INC.
                                                     FORM 10-Q

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                                   (Unaudited)
----------------------------------------------------------------------------------------            ----------------

                                                                                 2000                        1999
                                                                       -----------------            ----------------
Revenue:
  Sales revenue                                                                $ 54,763                   $ 508,950
  Leasing revenue                                                               256,334                     176,166
                                                                       -----------------            ----------------
   Total revenue                                                                311,097                     685,116
                                                                       -----------------            ----------------
Cost of sales and leasing
  Cost of sales                                                                  35,727                     187,530
  Cost of leasing                                                               426,409                     234,509
                                                                       -----------------            ----------------
    Total cost of sales and leasing                                             462,136                     422,039
                                                                       -----------------            ----------------
Gross profit (loss)                                                            (151,039)                    263,077
                                                                       -----------------            ----------------
Expenses:
  General and administrative                                                    858,202                     799,160
  Selling and marketing                                                         288,370                     120,887
  Depreciation and amortization                                                  95,274                      94,505
  Research and development                                                       54,942                      41,794
                                                                       -----------------            ----------------
Total expenses                                                                1,296,788                   1,056,346
                                                                       -----------------            ----------------
Loss from operations                                                         (1,447,827)                   (793,269)
Other income (expense):
  Interest income                                                                41,925                      15,150
  Interest expense                                                              (55,906)                   (100,232)
  Other (expense) income, net                                                    30,880                      13,790
                                                                       -----------------            ----------------
Net other income (expense)                                                       16,899                     (71,292)
                                                                       -----------------            ----------------
Loss from continuing operations before
discontinued operations:                                                     (1,430,928)                   (864,561)
                                                                       -----------------            ----------------
Discontinued operations:
Income from discontinued operations,
net of income taxes                                                                   -                     698,734
Gain on disposal of discontinued operations,
net of income taxes                                                                   -                     664,384

                                                                       -----------------            ----------------
Discontinued operations                                                               -                   1,363,118
                                                                       -----------------            ----------------
Net income (loss)                                                            (1,430,928)                    498,557
Embedded dividend on preferred stock                                                  -                    (155,583)
Preferred dividends                                                             (78,750)                    (78,750)
Value of warrants issued with preferred stock                                         -                     (27,048)
                                                                       -----------------            ----------------
Net income (loss) available to common stockholders                          ($1,509,678)                   $237,176
                                                                       =================            ================

Basic and Diluted Earnings (Loss) Per Share

Continuing Operations                                                             (0.05)                      (0.04)
Discontinued Operations                                                               -                        0.05
                                                                       -----------------            ----------------
Net Income (Loss)                                                                 (0.05)                       0.01
                                                                       =================            ================

Basic and diluted weighted average common shares outstanding                 29,333,047                  29,332,915
                                                                       =================            ================


See accompanying notes to unaudited interim consolidated financial statements.



                                             GLOBAL TECHNOVATIONS, INC.
                                                      FORM 10-Q

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                                    (Unaudited)
-------------------------------------------------------------------------------------           ---------------

                                                                          2000                       1999
                                                                    -----------------           ---------------
Revenue:
  Sales revenue                                                            $ 128,043                 $ 879,549
  Leasing revenue                                                            666,607                   348,476
                                                                    -----------------           ---------------

   Total revenue                                                             794,650                 1,228,025
                                                                    -----------------           ---------------
Cost of sales and leasing
  Cost of sales                                                               76,404                   333,075
  Cost of leasing                                                          1,080,580                   574,144
                                                                    -----------------           ---------------
    Total cost of sales and leasing                                        1,156,984                   907,219
                                                                    -----------------           ---------------
Gross profit (loss)                                                         (362,334)                  320,806
                                                                    -----------------           ---------------
Expenses:
  General and administrative                                               2,503,865                 2,412,610
  Selling and marketing                                                      717,502                   395,769
  Depreciation and amortization                                              286,026                   283,291
  Research and development                                                    93,901                   130,625
                                                                    -----------------           ---------------
Total expenses                                                             3,601,294                 3,222,295
                                                                    -----------------           ---------------
Loss from operations                                                      (3,963,628)               (2,901,489)
Other income (expense):
  Interest income                                                            185,256                    72,248
  Interest expense                                                          (149,984)                 (376,402)
  Other (expense) income, net                                                107,242                   (25,039)
                                                                    -----------------           ---------------
Net other income (expense)                                                   142,514                  (329,193)
                                                                    -----------------           ---------------
Loss from continuing operations before
discontinued operations and extraordinary item:                           (3,821,114)               (3,230,682)
                                                                    -----------------           ---------------
Discontinued operations:
Income from discontinued operations,
net of income taxes                                                                -                 1,507,201
Gain on disposal of discontinued operations,
net of income taxes                                                                -                 2,327,254
                                                                    -----------------           ---------------

Discontinued operations                                                            -                 3,834,455
                                                                    -----------------           ---------------
Income (loss) before extraordinary item                                   (3,821,114)                  603,773
 Gain on extinguishment of debt                                                    -                   158,745
                                                                    -----------------           ---------------
Net income (loss)                                                         (3,821,114)                  762,518
Embedded dividend on preferred stock                                         (55,356)                 (457,416)
Preferred dividends                                                         (236,250)                 (198,706)
Value of warrants issued with preferred stock                               (252,180)                 (214,597)
                                                                    -----------------           ---------------
Net loss available to common stockholders                                ($4,364,900)                ($108,201)
                                                                    =================           ===============

Basic and Diluted Earnings (Loss) Per Share

Continuing Operations                                                          (0.15)                    (0.14)
Discontinued Operations                                                            -                      0.13
Extraordinary Item                                                                 -                      0.01
                                                                    -----------------           ---------------

Net Loss                                                                       (0.15)                    (0.00)
                                                                    =================           ===============

Basic and diluted weighted average common shares outstanding              29,333,047                29,033,103
                                                                    =================           ===============


See accompanying notes to unaudited interim consolidated financial statements.



                                       GLOBAL TECHNOVATIONS, INC.
                                                FORM 10-Q

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                               (Unaudited)
----------------------------------------------------------------------------------------------------------

                                                                         2000                     1999
                                                                 ----------------         ----------------
OPERATING ACTIVITIES:
    Net income (loss)                                               $ (3,821,114)               $ 762,518
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
      Income from discontinued operations                                      -               (1,507,201)
      Gain on disposal of discontinued operations                              -               (2,327,254)
      Depreciation                                                       416,939                  207,131
      Amortization                                                       177,212                  240,018
      Gain on extinguishment of debt                                           -                 (158,745)
      Disposal of equipment                                                    -                    3,100
      Non cash value of services                                          54,000                        -
      Repayments from officers                                                 -                   26,260
      Decrease (increase) in accounts receivable, net                     13,613                 (188,700)
      Decrease (increase) in inventories                                 622,595                 (985,894)
      (Increase) decrease in prepaid expenses                            (17,773)                  30,956
      (Increase) decrease in other assets                               (172,244)                  24,334
      Increase in preferred stock of buyer of automotive subsidiary      (33,630)                       -
      (Decrease) increase in accounts payable                            (73,488)                  44,700
      Increase (decrease) in deferred revenue                          1,062,929                  (32,500)
      Decrease in accrued liabilities                                   (559,872)                 (45,970)
      Decrease in payable to former buyer of automotive subsidiary       (26,845)                       -
      Decrease in other liabilities                                      (89,799)                (251,917)
                                                                 ----------------         ----------------
Net cash used in operating activities                                 (2,447,477)              (4,159,164)
                                                                 ----------------         ----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                          (1,135,834)                (948,122)
    Additions to patent costs, net                                        (2,267)                 (52,948)
                                                                 ----------------         ----------------
Net cash used in investing activities                                 (1,138,101)              (1,001,070)
                                                                 ----------------         ----------------

FINANCING ACTIVITIES:
    Proceeds from exercises of stock options and warrants                      -                   26,878
    Preferred stock issuance, net                                        (27,332)               3,374,638
    Redemption of preferred stock Series A                                     -                 (500,000)
    Repayments of Senior Convertible Notes                              (104,000)              (2,064,617)
    Payment of extinguishment of debt costs                                    -                  (10,403)
    Repayment of loan payable                                           (500,000)                       -
    Payment of preferred stock dividends                                (315,000)                (107,827)
    Repayment of borrowings                                           (1,913,986)                 255,614
                                                                 ----------------         ----------------
Net cash (used in) provided by financing activities                   (2,860,318)                 974,283
                                                                 ----------------         ----------------

NET CASH USED IN CONTINUING OPERATIONS:                               (6,445,896)              (4,185,951)
                                                                 ----------------         ----------------

CASH PROVIDED BY DISCONTINUED OPERATIONS:
    Operating Activities                                                       -                2,229,444
    Investing Activities                                               5,591,265                2,009,660
                                                                 ----------------         ----------------
Net cash provided by discontinued operations                           5,591,265                4,239,104
                                                                 ----------------         ----------------

Net (decrease) increase in cash and cash equivalents                    (854,631)                  53,153
Cash and cash equivalents at beginning of period                       2,308,952                  488,899
                                                                 ----------------         ----------------
Cash and cash equivalents at end of period                            $1,454,321                 $542,052
                                                                 ================         ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                  $175,329                 $262,242

Cash paid for income taxes                                              $150,000                  $58,000


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

Comprehensive Income

For the three and nine months ended June 30, 2000 and 1999, there were no differences between net income and comprehensive income.

2.       INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing (loss) income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Convertible securities and common share equivalents have not been included in the computation of diluted income (loss) per share in the accompanying statements of operations for the three and nine months ended June 30, 2000 and 1999, as their impact would have been anti-dilutive.

For the three months ended June 30, 2000 and 1999, the effect of equivalent shares related to stock options, warrants and preferred stock were 3,989,550 and 3,688,666, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

For the nine months ended June 30, 2000 and 1999, the effect of equivalent shares related to stock options, warrants and preferred stock were 3,820,751 and 4,213,998, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.       INVENTORIES

         Inventories consisted of the following:
                                June 30,                    September 30,
                                  2000                          1999
                                  ----                          ----

         Raw materials        $ 1,187,237                     $ 984,082
         Finished goods           126,000                       951,750
                                  -------                       -------
                               $1,313,237                    $1,935,832
                               ==========                    ==========

4.        PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2000 and September 30, 1999:


                                               Useful Life
                                                (Years)
                                               Life (Years)           2000               1999
                                               ------------           ----               ----

      Computer equipment                          3-4             $1,023,425           $967,753

      On-Site Analyzers                            5               2,539,924          1,482,829

      Tools                                        2                  25,988             24,253

      Furniture and fixtures                      3-5                207,453            190,452


      Leasehold improvements                      2-5                 29,173             26,555
                                                                   ---------           --------

                                                                   3,825,963          2,691,842
                                                                   ---------          ---------

      Less: accumulated depreciation                              (1,573,951)        (1,158,725)


                                                                  $2,252,012         $1,533,117
                                                                   =========          =========


Depreciation of leased OSA-II machines in the amount of $121,073 and $306,998 for the three and nine months ended June 30, 2000, respectively, and $46,582 and $97,878 for the three and nine months ended June 30, 1999, respectively, has been allocated to cost of leasing.

5.       CONVERTIBLE PREFERRED STOCK

On November 17, 1998, the Company sold $3,500,000 of its Series B Convertible Preferred Stock ("Series B Preferred") to two trusts in which Mr. G. Jeff Mennen, a director of the Company, is one of the co-trustees and sole trustee, respectively, and the beneficiaries are members of Mr. Mennen's immediate family (the "Mennen Trusts"). Under the original terms of the Series B Preferred, the Company was allowed to redeem the Series B Preferred Stock at a 15% premium over face value until October 27, 1999. If redemption did not occur by that date,

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.       CONVERTIBLE PREFERRED STOCK (Continued)

the Company would have been required to file a registration statement no later than November 30, 1999. On October 21, 1999, the Mennen Trusts agreed to allow the Company to delay filing a registration statement until January 1, 2001 to cover the potential public sale of the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock and warrants. Additionally, the Company maintained its 15% redemption rights until January 1, 2001. Under the terms of the agreement, the Mennen Trusts received 250,000 warrants at a strike price of $2.38. These warrants were valued at $252,180 utilizing the Black Scholes Option Pricing Model ("Black Scholes") in accordance with SFAS No. 123 and was deducted from amounts available to common stockholders for the purpose of calculating income per share for the first quarter of fiscal year 2000.


 6.      SALE OF TOP SOURCE AUTOMOTIVE, INC. ("TSA")

On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's Overhead Sound Systems ("OHSS") business to Onkyo America, Inc. ("Onkyo") for total consideration of $10,000,000 consisting of $2,500,000 cash, a $6,500,000 30-day note payable to TSA and a $1,000,000 30-day note payable to the Company in either cash or convertible preferred stock of Onkyo. The $6,500,000 note and accrued interest of $46,479 was paid on October 29, 1999, and the $1,000,000 note was paid through issuance of $1,000,000 of Onkyo 5% Series A Convertible Preferred Stock ("Onkyo Preferred"). Of the $9,000,000 in cash received by the Company, $500,000 was to be held in escrow for a 12-month period until October 2000 in the event that undisclosed TSA liabilities in excess of $50,000 arose.

Due to the absence of any undisclosed liabilities at TSA, Onkyo and Company agreed to modify the escrow agreement. On May 12, 2000, the escrow agent released the $500,000 along with $13,316 in interest. In return for early release of the escrow, the Company agreed to pledge its $1,000,000 of Onkyo Preferred to Onkyo until October 1, 2000 to protect Onkyo in the event that any undisclosed liabilities were discovered from the current date until October 1, 2000. The Company retained title to the Onkyo Preferred and the Onkyo Preferred remained governed by the attributes described below:

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

6.       SALE OF TOP SOURCE AUTOMOTIVE, INC. ("TSA") (Continued)

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

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.       LEGAL PROCEEDINGS

NCT Audio Products, Inc. v. Top Source Technologies, Inc. et al. (Delaware Chancery Court): As previously reported in the Company's Report on Form 10-K for the fiscal year ending September 30, 1999 ("1999 Form 10-K") and its Reports on Form 10-Q for the quarters ending December 31, 1999 and March 31, 2000 ("2000 Forms 10-Q"), GTI and TSA are defendants in a litigation pending in the Court of Chancery for the State of Delaware. On May 5, 2000, the Delaware Court of Chancery dismissed the action, with prejudice.

NCT Audio Products, Inc. v. Top Source Technologies, Inc. et al. (American Arbitration Association): As previously reported in the Company's 1999 Form 10-K and its 2000 Forms 10-Q, GTI and TSA are respondents in an arbitration proceeding before the American Arbitration Association; GTI and TSA have asserted counterclaims against NCT in the same proceeding.

On July 18, 2000, NCT served a revised Demand For Arbitration. NCT continues to assert that, in connection with NCT's attempts to acquire substantially all of the assets of TSA, GTI and TSA committed breach of contract, breach of fiduciary duties and engaged in fraudulent inducement; NCT also asserts that GTI and TSA made negligent misrepresentations. All claims asserted in the initial Demand against GTI and TSA are reasserted in the revised Demand, except that NCT no longer asserts a claim for fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The revised Demand seeks rescission of the Asset Purchase Agreement and compensatory damages in excess of $3.5 million.

The Company believes that NCT's claim for damages beyond its 15% equity ownership of TSA, less certain adjustments and offsets which are subject to the counterclaims, are without merit. The Company has recorded the amounts due to NCT as "payable to former buyer of automotive subsidiary" in the accompanying consolidated balance sheets.

8.       DEFINITIVE AGREEMENT

On April 10, 2000, the Company entered into a letter of intent ("LOI") to purchase an automotive technology-based manufacturing and distribution company ("Target Company"). In calendar 1999, the Target Company recorded unaudited pro forma revenues of approximately $84 million and had earnings before interest, taxes, depreciation and amortization of approximately $7.3 million. The potential acquisition, which would not require a stockholder vote, was contingent upon the Company obtaining financing and the execution of a definitive agreement.

                                                GLOBAL TECHNOVATIONS, INC.
                                                        FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.       DEFINITIVE AGREEMENT (Continued)

In June 2000, the Company entered into a definitive agreement, subject to obtaining acceptable financing to purchase the Target Company. On August 3, 2000, the definitive agreement was amended by extending the closing date to August 31, 2000.

On July 21, 2000, the John Henry Mennen Trust of which G. Jeff Mennen, a director of the Company, is co-trustee, committed $12,000,000 in funding to help finance the acquisition of the Target Company. Initially, this commitment was expressly contingent upon the closing of the transaction. On August 18, 2000, the Mennen Trust agreed to loan the Company $5,000,000 for corporate use not contingent upon closing the acquisition. The remaining $7,000,000 of the Mennen Trust commitment will only be funded if the acquisition is successfully closed (see Note 9 below). Due to the Mennen Trusts commitment and the progress the Company had made in identifying and negotiating with potential lending sources, the seller agreed to extend the closing date until August 31, 2000.

The Company and its counsel are currently actively negotiating a credit agreement and related loan documents with an institutional lender and its counsel, which financing, together, with a substantial portion of the proceeds from the Mennen Trust, will be used to complete the acquisition of the Target Company. The Company expects to close the transaction by August 31, 2000, although there can be no assurances that the acquisition will close. Specific terms of the acquisition, including the identity of the Target Company will not be disclosed until a closing occurs.

9.       $5,000,000 SENIOR SECURED PROMISSORY NOTE

On August 18, 2000, the Mennen Trust agreed to loan the Company $5,000,000 pursuant to the terms of an eight year, 15% $5,000,000 Senior Secured Promissory Note ("Senior Note") issued by the Company. The Company expects to receive these funds no later than August 31, 2000.

Under the terms of the agreement, the Company agreed to pay 12-1/2% cash interest per annum payable monthly. The remaining 2-1/2% per annum shall accrue on the outstanding principal balance only and be paid on the due date of the Senior Note, August 31, 2008.

Additionally, the Mennen Trust received warrants to purchase 770,833 unregistered common stock of the Company at a price of $1.00 per share. Subject to vesting, these warrants shall be exercisable for 10 years commencing August 18, 2000 and expiring on August 18, 2010. These Warrants shall vest as follows:
(i) 520,833 are fully vested and not subject to forfeiture; and (ii) 250,000 shall only vest if by September 30, 2001, the Holder has not received full payment including accrued interest of the Senior Note in the principal amount of $5,000,000 issued by the Company to the Mennen Trust. The 520,833 warrants will have an immediate profit and loss impact as determined by Black Scholes of approximately $500,000. The Senior Note is secured by substantially all of the Company's assets. This security interest will not extend to any of the assets of the Target Company, if the acquisition is successfully completed.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.       $5,000,000 SENIOR SECURED PROMISSORY NOTE  (Continued)

The Company expects to use a substantial portion of these funds to help finance the acquisition of the Target Company. If the acquisition is not successfully closed, the Company will retain all of these funds to use for general working capital purposes.

The Company consummated this transaction after diligently and actively seeking alternative financing sources and concluding that the proposal was superior to competing offers available in strict arms-length transactions. The board of directors, with Mr. Mennen abstaining, voted unanimously to approve the terms of the $5,000,000, Senior Note.

10.      COMMITMENTS AND CONTINGENCIES

On April 10, 2000, the Company entered into a new three-year employment agree-ment with William C. Willis, Jr., the Company's Chairman, President and Chief Executive Officer. Under the new terms of the agreement, Mr. Willis' salary was increased from $327,600 to $344,000. All other terms were substantially comparable to Mr. Willis' initial agreement entered into in May 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales revenue for the three and nine months ended June 30, 2000 was $54,763 and $128,043 compared to $508,950 and $879,549 for the same periods in 1999. The decrease in sales revenue of $454,187 or 89.2% for the three month period and $751,506 or 85.4% for the nine month period is attributable to the outright sale of fewer OSA-II machines. Lease revenue for the three and nine months ended June 30, 2000 were $256,334 and $666,607 compared to $176,166 and $348,476 for the same periods in 1999. The increase in lease revenue of $80,168 or 45.5% for the three month period and $318,131 or 91.3% for the nine month period is primarily attributable to an increase in the number of units leased and on trial generating various levels of revenue (some of which were nominal) compared to the number of units leased and on trial for the same period in 1999.

OSA gross profit margin for three and nine months ended June 30, 2000 was -48.6% and -45.6% compared to 38.4% and 26.1% for the same periods in 1999. Cost of service for both periods includes the full cost of manufacturing and service in anticipation of higher sales levels.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

General and administrative expenses increased to $858,202 and $2,503,865 for the three and nine months ended June 30, 2000 compared to $799,160 and $2,412,610 for the same periods in 1999. The increase of $59,042 or 7.4% for the three-month period ended June 30, 2000 is primarily the result of an increase in professional fees. The increase of $91,255 or 3.8% for the nine-month period ended June 30, 2000 is primarily attributable to an increase in personnel at OSA, Inc. ("OSA", formerly known as Top Source Instruments, Inc.)

Selling and marketing expenses were $288,370 and $717,502 for the three and nine months ended June 30, 2000 compared to $120,887 and $395,769 the same periods in 1999. The increase of $167,483 or 138.6% for the three month period and $321,733 or 81.3% for the nine month period is primarily attributable to an increase in salaries and benefits as a result of an additions to the sales personnel and an increase in promotion and advertising expenses at OSA.

Depreciation and amortization was $95,274 and $286,026 for the three and nine months ended June 30, 2000 compared to $94,505 and $283,291 for the same periods in 1999. This increase for both periods of 1.0% is primarily attributable to the increase in property and equipment from 1999 to 2000.

Research and development was $54,942 and $93,901 for the three and nine months ended June 30, 2000 compared to $41,794 and $130,625 for the same periods in 1999. The increase of $13,148 or 31.5% for the three-month period is primarily attributable to recent development costs associated with the enhancements to the OSA-II machine. The decrease of $36,724 or 28.1% for the nine-month period is primarily attributable to the initial costs incurred in the development of the OSA-II machine in fiscal year 1998 and 1999.

Interest income was $41,925 and $185,256 for the three and nine months ended June 30, 2000 compared to $15,150 and $72,248 for the same periods in 1999. The increase of $26,775 or 176.7% for the three-month period and $113,008 or 156.4% for the nine-month period is primarily due to an increase in cash and cash equivalents from the sale of TSA.

Interest expense was $55,906 and $149,984 for the three and nine months ended June 30, 2000 compared to $100,232 and $376,402 for the same periods in 1999. The decrease of $44,326 or 44.2% for the three-month period is primarily due to the payoff of the credit facility on October 1, 1999 partially offset by interest expense on the long term lease financing. The decrease of $226,418 or 60.2% for the nine-month period is primarily due to a decrease in interest as a result of the restructuring of the senior subordinated convertible notes in November and December 1998 and the payoff of the credit facility on October 1, 1999 partially offset by interest expense on the long term lease financing.

Other income (expense) was $30,880 and $107,242 for the three and nine months ended June 30, 2000 compared to $13,790 and ($25,039) for the same periods in 1999. This increase of $132,281 or 528.3% for the nine-month period is primarily attributable to the $100,000 redemption premium incurred in connection with the redemption of 50% of the Series A Preferred Stock in November 1998.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations (Continued)

Income from discontinued operations was $0 for the three and nine months ended June 30, 2000 compared to $698,734 and $1,507,201 for the same periods in 1999. On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's OHSS business to Onkyo. Accordingly, the operations and financial activity associated with this business have been reclassified as discontinued operations. (See Note 6. Sale of Top Source Automotive, Inc.)

Gain on disposal of discontinued operations of $664,384 and $2,327,254 for the three and nine months ended June 30, 1999 represents extension fees and the sale of an additional 5% equity interest in TSA to NCT in fiscal year 1999. (See Note
6. Sale of Top Source Automotive, Inc.)

Gain on extinguishment of debt of $158,745 for the nine months ended June 30, 1999 represents the gain on the restructuring of a portion of the outstanding $3,020,000 of Notes.

On August 19, 1999, the Company entered into a four year OSA-II lease agreement with Speedco, Inc. ("Speedco"). Previously, the Company had leased OSA-II units to Speedco pursuant to the terms of a short-term lease. Under the terms of the four-year lease agreement, Speedco agreed to pay the Company a fixed minimum monthly rental fee and per usage fees above certain thresholds at each Speedco location using the Company's OSA-II unit. Additionally, the agreement requires the Company to provide ongoing service and marketing assistance to help Speedco locations increase their retail usage of the OSA-II. Based upon the 40 OSA-II units currently leased (one at each Speedco location), the Company estimates that this lease will generate a minimum of $2,500,000 in OSA-II revenue during the four-year term of the lease; however, there can be no assurances. The
Company anticipates that Speedco will lease 13 more OSA-II units during the calendar year 2000; however, there can be no assurances.

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

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued



Net Loss Analysis

In order to avoid current, material and ongoing operating losses, the Company must generate new, material ongoing OSA-II or other revenues in future months. Management believes that its marketing efforts will improve OSA-II visibility in the marketplace and will lead to significant increases in future OSA-II revenues. However, there can be no assurances.

Liquidity and Capital Resources

Net cash used in operating activities was $2,447,477 for the nine months ended June 30, 2000. This usage of cash was primarily attributable to a net loss of $3,226,963, which excludes depreciation and amortization, and a decrease in accounts payable and accrued liabilities of $723,159 offset by a decrease in inventories of $622,595 and an increase in deferred revenue of $1,062,929.

Net cash used in investing activities was $1,138,101 for the nine months ended June 30, 2000. This decrease in cash was attributable to expenditures by OSA for capital assets.

Net cash used in financing activities was $2,860,318 for the nine months ended June 30, 2000, which consisted primarily of the payoff of the Company's credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("Nations") $1,913,986, repayment of the Mennen Loan of $500,000, the payment of $315,000 of Series B preferred stock dividends and the repayment of $104,000 on the Senior Subordinated convertible notes.

Net cash provided by discontinued operations was $5,591,265 for the nine months ended June 30, 2000, which represents the receipt of $6,500,000 on the secured note in connection with the sale of TSA offset by expenses associated with the sale.

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

In the nine months ended June 30, 2000, the Company sold a number of its long-term leases and received proceeds of approximately $1,196,000. These units remain on the Company's balance sheet in property and equipment and the related liability is classified as deferred revenue. The deferred revenue is being amortized and recorded as lease revenue over the lease term of 48 months.

                           GLOBAL TECHNOVATIONS, INC.

                                    FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   - Continued

Liquidity and Capital Resources - Continued

In June 2000, the $707,000 principal balance on the Senior Subordinated convertible notes (the "Notes") with Mellon Private Asset Management ("Mellon") matured. Prior to the maturity date, the Company offered all Noteholders the opportunity to extend their maturity date of their Note until June 9, 2001, on modified terms. The Company offered to increase the rate to 10% from the existing 5%, and offered to reduce the convert provision of their Note from the current $2.00 per share to $1.50 per share. The Company paid off $104,000 in face value of the Notes in June 2000. Subsequent to June 30, 2000, the Company paid off an additional $210,000 in Notes. To date Noteholders representing $273,000 of face value in Notes have accepted the Company's offer and have agreed to extend the maturity of the Notes. The remaining Noteholders with a cumulative balance $120,000 have not responded to the Company's offer and their Notes remain outstanding as of August 16, 2000.

As of  August  18,  2000,  the  Company  had  approximately  $400,000  in  cash.
Additionally, the Company received a binding commitment relating to the $5,000,000 Note from the Mennen Trust (see Note 9). The Company intends to use a substantial portion of its on-hand cash after receiving the Mennen loan proceeds to fund the acquisition of the Target Company. The precise amount of cash required is currently indeterminable.

In the event the transaction does not close, the Company will use its cash for general working capital purposes. If this occurs, the Company believes that current cash on hand will be sufficient to fund its operations for the foreseeable future.

In the event the transaction to purchase the Target Company occurs by August 31, 2000, the Company believes that the amount of cash it will be left with after the acquisition, and the cash generated from the Target Company after factoring in new acquisition interest, will be sufficient to fund consolidated Company operations for the foreseeable future. There can be no assurances, however, that the remaining cash on hand, and the performance of the Target Company after acquisition will be sufficient to offset the Company's current operating losses.

In the event that the Company is unable to reduce its current operating losses, or the Target Company's performance, if acquired, doesn't meet historic levels, the Company will be required to seek new sources of capital to fund its operations. There can be no assurance that the operating losses of the Company will be reduced or that new financing will be available.


Forward-Looking Statements

The forward-looking statements discussed in this report relating to the Company's expectations (1) it will complete the acquisition of the Target Company described above by August 31, 2000, (2) it will lease an additional 13 more OSA-II units to Speedco and generate $2,500,000 from the Speedco lease over a four-year period, and (3) relating to the adequacy of the Company's working capital and liquidity, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS   - Continued

Forward-Looking Statements (Continued)

The results anticipated by these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause results to differ materially from those contemplated in the above forward-looking statements. Such risks and uncertainties include the following: (1) Receipt of a commitment letter from the institutional lender on acceptable terms to provide funding to the Company to purchase the Target Company, (2) the operating performance of the Target Company post acquisition, if the acquisition is successfully consummated, (3) the Company managements' ability to integrate the activities of the potential Target Company into current Company operations, (4) Speedco may decide not to expand to new locations during calendar 2000, or not to use the OSA-II units at new locations if they do open, (5) retailers and potential customers may be reluctant to purchase the Company's new Retail MotorCheck(TM) Display Units, (6) the decision by new or existing customers not to place orders for the lease or purchase of multiple OSA-II units despite successful trial evaluation periods, (7) the continued reliability of the OSA technology over an extended period of time, (8) the Company's ability to market OSA-IIs, (9) the acceptance of the OSA-II technology by the marketplace, (10) the general tendency of large corporations to slowly change from known technology to emerging new technology, (11) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (12) the Company's ability to attract strategic partners for the OSA-II, and (13) the Company's ability to resolve contractual issues with potential strategic partners. Investors should also consider information contained in documents filed by the Company with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits

               10.1     Senior Secured Promissory Note*
               10.2     Security Agreement*
               10.3     Warrants
               27.0     Financial Data Schedule
               99.0     Audit Committee Charter

               * Confidential Treatment Requested.

         b.    Reports on Form 8-K

                A Form 8-K was filed on April 26, 2000 during the quarter ended June 30, 2000.

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         GLOBAL TECHNOVATIONS, INC.




         By:       /s/ DAVID NATAN
                  David Natan

                  Vice President and Chief Financial Officer

Dated:  August 21, 2000