Form 10-K
period 2000-09-30
GLOBAL TECHNOVATIONS INC
filed 2001-01-16
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                [X]Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the year ended September 30, 2000

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

       Registrant's  telephone  number,  including  area  code:  (561)775-5756
          Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of January 12, 2001, 29,804,281 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on January 12,2001 (on the closing sales price) held by non-affiliates of the Registrant, was approximately $14,735,865.

                       Documents Incorporated by Reference

   Location in Form 10-K                       Incorporated Document
Part III-Items 10, 11, & 12           Definitive Proxy Statement in connection
                                       with its Annual Meeting of Stockholders

                                     PART I

ITEM 1.  BUSINESS

A.  General Description of Business

Global Technovations, Inc. (the "Company") was organized in 1986 to distribute a patented overhead mounted speaker system ("OHSS") for vehicles. With the September 30, 1999 sale of the Company's OHSS assets to Onkyo America, Inc. ("OAI"), the Company's primary business temporarily became the assembly, sale, and lease of its proprietary on-site oil analyzer ("OSA-II"), a second generation proprietary oil analysis instrument that combines two spectrometers in order to analyze both new or used oil in approximately five minutes.
Following the sale of OHSS assets, the Company re-acquired them with its purchase of OAI for $25 million on August 31, 2000.


The Company conducts substantially all of its operations through two wholly owned operating subsidiaries, OAI, which conducts the Company's automotive speaker technology business and On-Site Analysis, Inc. ("On-Site"), which conducts the Company's oil analysis business. In late December 2000, On-Site acquired the assets of Boston Advanced Technologies, Inc. ("BAT"). BAT was engaged in the development and manufacture of a family of portable spectroscopic instruments and a line of diesel fuel and gasoline property analyzers.


For the fiscal year ended September 30, 2000 OAI recorded revenue of $6,478,163 and On-Site recorded revenue of $1,124,265. OAI revenues represent one month of operations.

The Company's mission is to identify, acquire, and/or incubate proprietary technologies that address specific customer needs. The Company's aim is to maximize technology commercialization through strategic relationships with business entities, which share its vision and possess the financial and organizational resources to realize its goals.

B.  Financial Information About Industry Segments
The Company currently has two industry segments: oil analysis service and automotive speaker technology. See Note 17. Segment Information in accompanying consolidated financial statements.

C.  Narrative Description of Business

General
The Company manufactures, assembles, and markets two products, oil analysis instruments, which are sold and leased to a diverse group of industries, and through the sales of speakers and speaker components (collectively, "Speakers"), which are sold to automotive Original Equipment Manufacturers ("OEMs"), the automotive and home aftermarkets, and to the computer, television and telephone industries. With the purchase of OAI, effective August 31, 2000, the Company began including the revenues of OAI in its consolidated financial statements. Accordingly, for accounting purposes, September 2000 sales of OAI, and 12 months of OSA-II sales accounted for all of the Company's revenue from operations in fiscal 2000.

Products and Technologies

OAI
OAI was organized in 1987 and began producing and selling automotive related Speakers in September 1988. OAI has grown primarily through internal growth, normal market expansion, and the September 30, 1999 acquisition of the assets of TSA. OAI owns a manufacturing plant in Columbus, Indiana, has a sales and engineering office in Troy, Michigan and a sales office in San Diego, California.


OAI is a leading domestic manufacturer of high quality automotive Speakers, primarily for four OEMs in North America -- General Motors ("GM"), Toyota, Nissan, and Daimler-Chrysler. OAI manufactures and sells paper and plastic based automotive Speakers to OEMs and OEM distributors. OAI is also engaged in the development and manufacture of audio Speakers for the consumer electronics industry, which includes computers, televisions, telephones, and aftermarket home.

OAI believes it is one of the top two OEM Speaker manufacturers in the United States with Panasonic, each shipping approximately 14 million Speakers annually. Management believes this leading position is attributable to its outstanding quality, delivery, manufacturing, marketing, flexible service and technology. The overall global annual Speaker market is estimated at approximately $1 billion. The major segments that comprise this market are OEM automobile, aftermarket automobile, aftermarket home Speaker systems, and OEM computer, television and telephone manufacturers.

         Industry
The automotive audio industry consists of a large array of Speaker manufacturers that design various systems that can be added to enhance the car's sound performance. In addition to supplying aftermarket systems to improve the audio performance of an automobile, the industry also focuses upon manufacturing "standard" car Speaker systems for automotive OEMs. At the present day, there exists an average of 5.1 Speakers per car, up from 4.0 in the mid 1980s. This growth has been a key driver in OAI's rise to become a market leader in the OEM automotive Speaker manufacturing industry.

OAI's principal business is the design, manufacturing and sale of Speakers to automotive OEMs. These Speakers are installed in a full range of vehicles including sports utility vehicles, trucks, passenger sedans and coupes, and sport cars.

OAI manufactures Speakers, and produces over 150 models of various automotive and consumer related Speakers. These Speakers are produced in different shapes, such as elliptical and round. OAI's main product lines consist of 6x9, 4x6, 4, 5 1/4, and 6 inch Speakers and are primarily for the front, rear, and side interior panels of a wide array of automobile makes and models. OAI also provides enclosures, through the use of its in-house plastic injection molding facilities, for a select number of Speakers it manufactures.

OAI's strategy has been to provide a cost competitive, high quality product to automotive OEMs, complemented with quick delivery and top-notch customer service, highlighted by engineered Speaker enclosure, and design leadership.

On September 30, 1999, OAI acquired from the Company the assets of its TSA subsidiary, which was a designer and manufacturer of overhead mounted speaker systems for the Jeep Wrangler and other sport utility vehicles. TSA is now inactive.

TSA began importing overhead speaker systems from Sweden in the early 1980s. After distributing the product, TSA began noticing additional market potential and decided to target the entire North American market.

At September 30, 2000, OAI does not have significant backlog.

The TSA acquisition presented OAI an opportunity to diversify its customer base, reinforce OAI's superior quality standards, acquire a premier research/development facility, and expand market presence in Detroit. Significant cost reductions were achieved in the areas of labor and administration due to the TSA acquisition. With the addition of a new customer, OAI gained entry as a supplier to a Big 3 automaker, while also diversifying its customer base. Since OAI acquired TSA, it has leveraged its engineering design expertise and customer relationships to expand its presence within Clarion, GM and Daimler-Chrysler.

Following OAI's acquisition by the Company, OAI leveraged its Speaker manufacturing expertise by expanding into the manufacture and sale of Speakers for a leading supplier of sound systems for the home consumer market. OAI received an initial $700,000 purchase order in December 2000 and a commitment in January 2001 for an additional $1.5 million in 2001 from this supplier.

         Manufacturing
All manufacturing takes place at OAI's Columbus, Indiana 130,000 sq. ft. manufacturing facility. OAI's QS9000 certified approved manufacturing process consists of several highly automated and robotic production lines complemented with several shorter, more customized manufacturing modules. The more automated lines allow OAI to engage in long production runs, utilizing less labor (non-union) and increasing efficiency. The smaller modules allow OAI to produce low volume, customized Speakers. This unique mix of manufacturing capabilities allows OAI to engage in a wide array of Speaker offerings.

         Suppliers
Currently, approximately 50% of all manufacturing, raw material and supplies are sourced domestically and the remainder is sourced from Asia. OAI has maintained a long-term relationship with its suppliers, and believes that there are ample alternatives beyond its current supplier base. OAI management believes that the loss of any one or more suppliers would not have a material effect on it nor affect long-term profitability. However, OAI purchases tweeters from an affiliate of Onkyo Corporation, which was one of the August 31, 2000 sellers of OAI. Although alternate sources are available, the loss of this supplier would result in a delay in obtaining a replacement acceptable to OAI's customers. The Company cannot quantify the financial impact if this occurs.

         Customers
OAI sells approximately 80% of its Speakers to three customers - Delphi Delco Electronics ("Delco"), which accounted for approximately 55% of sales in fiscal 2000, and Daimler- Chrysler and Fujitsu Ten together accounted for approximately 25% of sales in fiscal 2000. Delco is a Tier One supplier to GM and Fujitsu Ten is a Tier One supplier to Toyota. A new practice is beginning to occur in the automotive industry as major OEMs such as GM and Daimler-Chrysler have begun to procure necessary componentry directly from manufacturers like OAI rather than using the traditional network of independent Tier One distributors like Delco, which sell the products of Tier Two and Three companies (as well as their own products). OAI currently acts as a Tier One supplier to Daimler-Chrysler and Nissan, and as a Tier Two supplier to GM and Toyota. OAI has been approved as a Tier One supplier for direct sales to GM beginning in 2003.

OAI has managed to maintain a strong relationship with Delco and with Delco's drive to supply non-GM customers, OAI expects that it will supply Speakers to Delco for other OEMs. Delco is the largest, most diversified automotive OEM supplier in the world. Since Delco's spin-off from GM in 1997, it has continued to aggressively diversify its customer base, procure products, and negotiate cost competitive market prices for its customers. Delco is the world's leader in supplying audio systems to the OEM automotive market.

The loss of Delco, Daimler-Chrysler, or Fujitsu Ten as customers (or an impairment of OAI's future relationship with GM) could have a material adverse effect on the Company.

         Service
OAI is always aware that service to the customer takes place both before and after the sale. OAI's sales and design engineering personnel are in constant contact with the customers from the initial design concept stages through the end of the product life cycle. Any issues at the OEMs assembly plant or dealerships for warranty claims are addressed promptly and professionally. OAI's staff makes regular visits to assembly plants to view "first hand" the installation of its Speakers. Any failures in the field that are returned are subject to complete tear down analysis and prompt corrective actions to prevent any future occurrences.

         Competition
OAI faces significant competition in all aspects of its business. In the automotive OEM market, which represents the majority of its business, OAI believes it is one of two leading suppliers. The principal competitors include Panasonic the other leading manufacturer, and Foster, and Harman/Oxford. In supplying Speakers for the computer, television and telephone OEMs OAI competes with virtually all-small Speaker manufacturers. In the consumer and automotive aftermarket segment, OAI competes with Eminence and Credence and a large number of Asian manufacturers. Additionally, in the consumer home Speaker market where OAI is currently an insignificant player, OAI competes with companies that have well known brand names and broad-based distribution.

Many of these competitors are significantly larger than OAI and have substantially more financial resources. OAI competes in these markets through its 12-year history and reputation for quality, timely service, technological innovations, and competitive pricing as well as its domestic presence.

         Technology
While it may seem the Speaker industry is geared towards a "commodity" product, manufacturers are always looking for technological advantages to set their products apart. Advances in both materials and manufacturing methods can benefit the manufacturers by improving performance and/or reducing costs. OAI continues to invest in the development of new processes and materials through its research and development efforts. OAI's technology has enabled it to remain competitive, expand its business, and improve the overall performance of its products while maintaining a centrally located U.S. manufacturing location.

  On-Site

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

Oil analysis is now widely used for diagnostic and preventative maintenance programs for equipment in many different industries including those markets where the Company is concentrating its marketing efforts for the OSA-II. These markets are the truck market which includes truck stops, truck maintenance and truck quick-lube centers, the automotive market which includes automobile auctions, automobile power train development, motorcycle engine development, automobile dealerships, automobile and truck racing markets, and automotive fleet maintenance, the consumer market which includes retail automobile service outlets, marine applications, the government market which includes the United States military and municipalities, the industrial and the heavy equipment market which includes railroads, and mining. Additionally, the Company is marketing the OSA-II through the Internet, and direct mail.

Industry sources have estimated that the size of the oil analysis market is in excess of two billion dollars. This includes oil analysis performed by independent and in-house laboratories. The Company believes that the use of oil analysis will increase as a preventative maintenance technology. The Company also believes that advances in oil analysis technology owned by the Company will increase oil analysis utilization in new and existing markets.

The concept behind the OSA-II is that the oil sample must be tested by two distinctly different types of spectrometers: an emission spectrometer to identify and quantify metal elements and an infrared spectrometer to measure the physical and chemical properties of the used oil. Other specifications for the instrument included parameters such as: user friendly, low cost, minimal maintenance, near laboratory accuracy and repeatability, reliability and short turn around time. The overall objective is to provide high volume oil analysis locations with an instrument that delivers acceptable data in minutes at about the same price they pay for similar data by sending samples to a laboratory.

On-Site referred to its initial instruments as the OSA-I and began initial testing with potential customers in 1996 by placing them in various test market locations in diverse industries and generated a minimal amount of revenue. Between 1997 and 1998, On-Site sold five OSA-I units. Four of these five units were sold to automotive OEMs.

At the end of fiscal 1997, On-Site began the development of the second-generation OSA-II unit. By August 1998, On-Site completed the first production run of seven OSA-II units and shipped them for use in a revenue-generating trial, at a Jacksonville, Florida tire retailer in September 1998. Due to inconsistent levels of interest from store to store in March 1999, all seven OSA-II units were returned to On-Site.


On November 13, 1998, On-Site entered into a strategic alliance with Flying J, Inc. ("Flying J"), a company engaged in various facets of highway-related products and services including the operation of large truck stops. Flying J agreed to purchase and market OSA-IIs in up to 100 of its truck-stop service centers. The initial purchase order placed by Flying J was for the outright purchase of 10 OSA-II units for approximately $700,000, which represented the largest single OSA-II order since the inception of the technology.


The agreement covered a potential purchase of up to 100 OSA-IIs and joint development and marketing of product enhancements to assist in the further commercialization of the OSA-IIs within the truck-stop industry. After receipt of the initial 10 OSA-IIs, Flying J could terminate the agreement without any liability. Flying J has not purchased any units since its initial order or 10 units; therefore, the original agreement is no longer in effect.

Because of the nature of Flying J's business, its management determined that a self-service OSA-II unit was more appropriate for the large majority of its service plazas. On-Site's management has been in regular communication with Flying J's management concerning development of a self-service OSA-II, ("OSA-II/SS"). Additionally, On-Site's technical staff commenced initial development of the instrument and expended funds during fiscal 1999. The primary issue for resolution concerned the sharing of the cost of approximately $500,000 needed to complete the OSA-II/SS. On-Site worked on the development of the OSA-II/SS during the fiscal 2000 year. However, due to the Company's financial condition and a lack of additional funding that was expected to be received from Flying J, this project has proceeded much slower than originally anticipated. Management believes that it will develop a working OSA-II/SS during fiscal 2001; however, there can be no assurances that there will be sufficient Company resources to complete this project, nor can there be any assurance that Flying J or any other current or potential customers will purchase the OSA-II/SS.

On-Site's principal revenue during fiscal 2000 was generated primarily from the leasing of OSA-IIs to truck-stops, automotive auctions; and from outright sales of OSA-II to customers in diverse industries.

During fiscal 2000, the principal OSA-II customer was Speedco, a truck stop operator, an affiliate of Shell/Equilon, which currently operates approximately 40 OSA-II units.

On November 27, 2000, On-Site entered into an agreement to place five additional revenue-generating MotorCheck(TM) OSA-II instruments with the Shell Global Solutions Technical Group's ("Shell GST Group") facilities at locations overseas. Previously, On-site had shipped an initial OSA-II unit overseas for use by the Shell GST Group overseas. To date, four new units have been shipped, and the remaining unit is expected to be shipped in January 2001.


As of January 2001, there were 115 OSA-II instruments in operation generating various levels of revenue from leasing or from useage, some of which was nominal.

Sale of TSA
On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's OHSS business to OAI for $10,000,000 consisting of $2,500,000 cash, a $6,500,000 30-day note payable to TSA and a $1,000,000 30-day note payable to the Company in either cash or convertible preferred stock of OAI. The $6,500,000 note and accrued interest of $46,479 were paid on October 29, 1999, and the $1,000,000 note was paid through issuance of $1,000,000 of OAI 5% Series A Convertible Preferred Stock ("Onkyo Preferred").


Purchase of OAI

On August 31, 2000, the Company acquired 100% of the outstanding common stock of OAI from Onkyo Corporation, Onkyo Malaysia SDN. BHD., and Onkyo Europe Electronics GMBH. The purchase price was $25,000,000 plus a contingent sum of up to $15,000,000 based upon the future post acquisition earnings of OAI (the "Earn-Out") over a five-year period. At closing, the Company paid $13,000,000 in cash and delivered the balance of $12,000,000 in promissory notes due in three years together with accrued interest of 7.51%. The Earn-Out, if any, is due and payable on August 31, 2005.

To facilitate the acquisition of OAI shares:

     (i) The Company refinanced OAI's existing indebtedness with OAI entering into a secured three-year $31,230,000 credit facility with GMAC Business Credit, LLC ("GMAC"). The GMAC proceeds were used to repay OAI's existing indebtedness owed to another institutional lender and to lend part of the cash purchase price to the Company. The credit facility consists of a revolving line of credit and two term loans. The revolving line of credit is for a maximum of $20,000,000 subject to meeting various financial and other covenants. Under the line of credit, OAI may borrow up to 85% of eligible accounts receivable plus the lesser of 60% of all eligible inventory or $7,500,000. The term loans are for $5,230,000 and $6,000,000. The $5,230,000 term loan is due in monthly installments of approximately $72,639 with a balloon payment due on August 30, 2003 of approximately $2,615,000; the other term loan is due in monthly installments of $100,000 increasing to monthly installments of $150,000 on October 1, 2001 and again increasing to $250,000 per month on October 1, 2002. The final payment is due on August 30, 2003. Except for LIBOR loans, which may be advanced under the line of credit, interest on each of the loans under the credit facility is at the greater of the federal funds rate established by the Federal Reserve Bank of New York plus one-half percent or the published prime rate.

          The credit facility is secured by a first lien on all of the assets of OAI. The Company guaranteed the credit facility and pledged all of its outstanding stock of OAI as additional security. At the closing, the Company borrowed a total of $20,543,338 under the credit facility.

     (ii) OAI borrowed $7,000,000 from a family trust of which Mr. George Jeff Mennen, is a director of the Company (the "Mennen Trust"). This loan is due in eight years and is secured by a second lien on all of the assets of OAI; and

     (iii)The Company borrowed $5,000,000 from the Mennen Trust. This loan is due in eight years and is secured by a first lien on all of the assets of GTI except for the capital stock and assets of OAI.

     (iv) In connection with the loans made by the Mennen Trust, the Company issued warrants to purchase 1,500,000 shares of its common stock exercisable at $.94 per share over a 10-year period. The issuance of these warrants resulted in the Company recognizing approximately $1,000,000 using Black Scholes formula of original issue discount, which is being amortized on interest expense over the life of the loans.

The interest on both loans made by the Mennen Trust is 15% per annum, of which 12.5% payable monthly with 2.5% per annum accruing and due at the time the principal is due.

In early January 2001, Onkyo Corporation, the Company and OAI modified the Share Purchase Agreement by reducing Onkyo Corporation's note by $1,000,000 and waiving the interest on the $1,000,000. Additionally, Onkyo Corporation extended the time for OAI to pay it approximately $3,200,000 from May 31, 2000 to March 10, 2002. In making these concessions, Onkyo Corporation recognized that the recent softness in the automotive industry had reduced OAI's cash flow. The Company also believes that these concessions helped facilitate GMAC waiving OAI's breach of a loan covenant. See Item 8. Financial Statements and Supplementary Data, Note 8 and Item 7.

Purchase  of  the  Assets  of BAT
In late December 2000, On-Site purchased substantially all of the assets of BAT of Marlboro, Massachusetts. BAT, under an exclusive agreement with a multi-billion-dollar chemical company, develops and manufactures a family of portable, spectroscopic instruments marketed under the name of SpecTrace(TM) liquid petroleum marker systems. The automatic SpecTrace(TM) instruments, utilize sophisticated chemometric analysis to make accurate, in-the-field measurement of marker concentration in many forms of refined petroleum products. The marker systems are currently used by a number of governments for fuel excise tax enforcement and by gasoline and oil marketers for brand integrity and quality control. In addition to its work with the major chemical company, BAT also manufactures the PetroAnalytics(TM) line of diesel fuel and gasoline properties analyzers for the automotive, truck and heavy-duty equipment service markets. The diesel fuel analyzer, which was developed in collaboration with a major international oil company, provides instant, on-site measurement of cetane number and five other important fuel parameters including the cetane improver additive. This instrument employs mid-infrared spectroscopic analysis and chemometrics to automatically measure fuel properties that previously were available only from testing laboratories at a cost of several hundred dollars per sample. Similarly, BAT's gasoline analyzer measures octane, composition and volatility parameters that are important to the performance of automobile engines.

On-Site paid $125,000 in cash, agreed to assume $250,000 in debt ($150,000 of which is long-term debt due in three years) and the Company, issued 280,000 warrants at a strike price of $3.00 per share, and 10,000 warrants at a strike price of $2.00 per share. Additionally, On-Site agreed to pay a contingent earn-out based upon the performance of the BAT division post-acquisition. In return, On-Site received assets valued at approximately $100,000 and the rights to six patents. BAT recorded approximately $1,600,000 in unaudited revenues and near break-even cash flow for the 12-month period ended September 30, 2000.

BioTek  Agreement
In late November 1999, the Company entered into an agreement with BioTek, which gave the Company the exclusive worldwide rights to market and sell BioTek's proprietary, hydrocarbon eating microbes in certain defined markets. Under the terms of the agreement, the Company received the exclusive world-wide rights to market and sell the proprietary microbe biotechnology under the trademark MightyClean 2000(TM) brand name in the automotive, trucking and food service businesses. In order to maintain its exclusive rights, the Company had to generate $1,000,000 in sales by May 31, 2001. In December 1999, the Company began actively marketing this product under the name Mighty Clean 2000(TM). These marketing efforts were unsuccessful resulting in nominal sales. The Company discontinued its marketing efforts on the product in May 2000.

ARCS  (Acceleration  Restraint  Curve  Safety  Seat)
Over the past 10 years the Company worked on developing a proprietary technology involving controlled seat motion that occurs at the instant of a frontal crash to help restrain vehicle occupants and assist automakers in meeting federal passive restraint laws. The Company labeled the technology ARCS (Acceleration Restraint Curve Safety Seat). The primary objective of this technology is to provide supplemental lower torso restraint to alleviate abdominal, hip, leg and ankle injuries caused by unwanted lower torso motion often experienced in a severe frontal crash.

Management is unaware of any other moving seat technology that has been successfully tested by a major automobile manufacturer. In December 1996, the U.S. Patent Office granted patent protection for ARCS technology. The Company has not expended funds on ACRS development since 1997.

The Company believes research and development costs to the Company for the ARCS are complete and all future development and application engineering will be paid for by the vehicle and/or seat manufacturers. Due to the requirement to design and build actual pre-production hardware for automaker testing, the Company is attempting to establish a strategic partner relationship with a seat manufacturer. The Company had hoped to sell the technology and maintain a long-term opportunity for future royalty income; however, the opportunities to accomplish this are minimal. Even if the company is successful, based on lead times in the automobile industry, royalties would not be generated for a minimum of four years after a contract is signed.

Significant  Customer  Information
During fiscal 2000, approximately 80% of the Company's Speaker revenue was derived from sales to three customers and approximately 40% from the sales and lease of OSA-IIs, was derived from one customer. ( See Item 8 Financial Statements and Supplementary Data.)

Government Regulation
The Company is subject to government regulations generally affecting all businesses. The Company believes that it is in material compliance with all such regulations.

Seasonal Information
The Company's management believes that its business is not seasonal.

Offices and  Employees
The Company maintains its executive and administrative offices in Palm Beach Gardens, Florida. The Company's subsidiaries have facilities in Atlanta, Georgia, Columbus, Indiana, Marlboro, Massachusetts, Troy, Michigan and San Diego, California. On-Site is in the process of closing down its Atlanta office, which will be completed by March 31, 2001. Future assembly of OSA-IIs will occur at OAI's plant in Columbus, Indiana. BAT personnel will supply engineering and software support. As of January 12, 2001, the Company has 436 full-time employees. None of which are represented by unions.


ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth the location and use of the Company's facilities. All of the facilities are leased, except for the Columbus, Indiana facility which is owned.


             USE                                     LOCATION                                    EXPIRATION
Corporate Headquarters                               Palm Beach Gardens, Florida                 January 2002
On-Site                                              Atlanta, Georgia                            September 2001
On-Site                                              Marlboro, Massachusetts                     January 2006
OAI Sales and Engineering                            Troy, Michigan                              March 1, 2003
OAI Sales                                            San Diego, California                       April 30, 2003
OAI Manufacturing, Administration                    Columbus, Indiana Not Applicable
   and On-Site Assembly

OAI manufactures Speakers in a 130,000 square foot manufacturing facility situated within a 26-acre parcel of land. Columbus is located approximately 40 miles south of Indianapolis, Indiana and 100 miles south of Kokomo, the headquarters of Delco. OAI's strategic location plays a major role in its ability to service and deliver OEM manufacturers and distributors such as Toyota, which is located in Georgetown, Kentucky; Nissan, in Smyrna, Tennessee; and Chrysler in Toledo, Ohio. OAI has the ability to expand its base business by adding to its current manufacturing facility. The Columbus facility is owned by OAI and is located in a free trade zone. The building is pledged as collateral under GMAC loan facility.

All  facilities   have  excess   capacity  and  the  capability  to  accommodate
significant future growth. Each of these facilities is in good condition. As stated above, On-Site is in the process of closing the Atlanta facility.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position or results of operations, except as described below. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position and results of operations.

On September 16, 1999, NCT Audio Products, Inc. ("NCT") commenced an action against Top Source Technologies, Inc. (known now as Global Technovations, Inc.) and Top Source Automotive, Inc. ("TSA", and collectively, "Top Source") by filing a motion for a temporary restraining order and a preliminary injunction in the Delaware Court of Chancery. In its motion, NCT sought to enjoin Top Source's sale of TSA's assets to Onkyo America, Inc. on the ground that NCT was entitled to purchase TSA's assets pursuant to the terms of an Asset Purchase Agreement between NCT and Top Source dated August 14, 1998 (the "Asset Purchase Agreement"). On October 6, 1999, NCT withdrew its motion and on May 5, 2000, the action was dismissed with prejudice.

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

On June 20, 2000, a preliminary hearing was held by the American Arbitration Association for the matter between Top Source and NCT. A schedule for amended filings and discovery was set forth and agreed to by the parties. On November 17, 2000, a conference call was held to resolve any discovery issues remaining between the parties. Depositions are scheduled to be completed in February 2001. This case is at a preliminary stage, and is being defended vigorously. However, the Company has recorded amounts due to NCT on its balance sheet.


On July 19, 2000, a former employee filed an action against OAI in the United States District Court, Southern District of Indiana, alleging that he was terminated and denied contractual severance benefits three months after such termination because of his age and further alleging discriminatory acts on the part of OAI. The complaint sought severance payments and other damages in unspecified amounts, compensatory and punitive damages, and attorneys' fees. Recently, counsel for the former employee, has filed a motion to amend the complaint to add claims for treble damages. OAI ceased the severance payments after discovering what it believed to be improper conduct on the part of the former employee. This suit is at an early stage and is being defended vigorously. The Company cannot quantify OAI's potential liability, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Market Information For Common Stock The following table sets forth for the periods indicated the range of quarterly high and low representative market prices for the Company's Common Stock. The Company's Common Stock trades on the American Stock Exchange under the symbol "GTN".

                                     Fiscal 2000             Fiscal 1999

                                   High       Low         High           Low
First Quarter  (December 31)      $1.43      $ .50       $1.32         $ .50
Second Quarter (March 31)         $1.94      $ .69       $1.75         $ .82
Third Quarter  (June 30)          $1.44      $ .75       $1.50          $.95
Fourth Quarter (September 30)     $1.50      $ .75       $1.57         $ .95

Holders
As of January 12, 2001, there were approximately 1,072 holders of record of the Company's Common Stock.

Dividend Policy

The Company has never paid cash dividends on its Common Stock. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, and any restrictions in loan agreements among other factors. Currently, the Company intends to follow a policy of retaining future earnings in order to finance the growth and development of its businesses. The Company is required to pay dividends to its outstanding Series B and Series C Preferred Stock.

Recent Sales of Unregistered Securities
During the past three years, the following persons and entities acquired shares of stock and other securities from us as set forth in the following tables . These securities were not registered under the Securities Act of 1933. No underwriters were employed with respect to the sale of any of the securities listed below. All securities were sold to accredited investors, which purchased for investment in reliance on Section 4(2) and Rule 506 thereunder.

Date                        Name                       No. and Type of Securities   Consideration
May 1998                    Excalibur Limited          700 shares of Series A        $700,000
                            Partnership                Preferred  Stock
                                                       131,250 Warrants

May 1998                    Gundyco in Trust for RRSP  300 shares of Series A        $300,000
                                                       Preferred Stock
                                                       56,250 Warrants

May 1998                    H & H Securities Limited   20,500 Warrants               Commission

May 1998                    Intercontinental Holding   21,000 Warrants               Commission
                            Company, Ltd.

May 1998                    San Rafael Consulting      21,000 Warrants               Commission
                            Group

November  17,1998           Mennen Trust               3,500 shares of Series B      $3,500,000
                                                       Preferred Stock
                                                       350,000 Warrants

November 8, 1998            Excalibur Limited          271,288 shares of Common      Conversion of Series A
                            Partnership                Stock                         Preferred
                                                       17,500 Warrants

November 8, 1998            Gundyco in Trust for RRSP  116,266 shares of Common      Conversion of Series A
                                                       Stock                         Preferred
                                                       7,500 Warrants

December 15, 1998           Ganz Noteholders           248,383 Warrants              Restructuring of debt
March 30,1999               Excalibur Limited          245,000 shares of Common      Conversion of Series A
                            Partnership                Stock

March 30,1999               Gundyco in Trust for RRSP  105,000 shares of Common      Conversion of Series A
                                                       Stock

May 1, 1999                 Mennen Trusts              50,000 Warrants               Modification of Series B
                                                                                     Preferred registration rights
                                                                                     and redemption provisions
                                                                                     ("Modification")

August 13, 1999             Mennen Trusts              $500,000 Note                 Loan
                                                       100,000 Warrants

October 21, 1999            Mennen Trusts              250,000 Warrants              Modification

August 31, 2000             Mennen Trust               $5,000,000 Note               Loan
                                                       1,500,000 Warrants
November 30, 2000           Mennen Trust               150,000 Warrants              Loan Guarantee

December 21, 2000           BAT                        280,000 Warrants              Acquisition of BAT

December 21, 2000           B.U.N.P.                   10,000 Warrants               Restructure of BAT debt

January 9, 2001             Mennen Trusts              25,000 Warrants               Modification

January 11, 2001            Mennen Trust               400,000 Warrants              Standby commitment fee

January 12, 2001            Mennen Trust               2,000 shares of Series C      $2,000,000
                                                       Preferred Stock
                                                       200,000 Warrants

All of the warrants became (or will become ) exercisable upon the earlier of (i) the effective date of a registration statement or (ii) one year from the date of issuance. For a description of the terms of the various series of preferred stock and the warrants, see Item 8. Financial Statements and Financial Data, Notes 13, 19 and 20. All of the proceeds were used for working capital except the August 31, 2000 proceeds that were used to acquire OAI

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data of the Company's financial condition and results of operations as of and for the years ended September 30, 2000, 1999, 1998, 1997 and 1996. The selected financial data should be read in conjunction with Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, 1998, 1997 AND 1996
Balance Sheet Data                               2000            1999           1998             1997           1996


Total Assets                               $67,966,631    $15,674,348      $7,273,095     $ 11,355,030   $ 16,012,716
Long-term Debt                              32,200,045            -0-       3,020,000        3,020,000      3,020,000
Total Liabilities                           64,085,638      7,158,293       6,816,124        6,870,577      7,095,991
Stockholders' Equity                         3,880,993      8,516,055         456,971        4,484,453      8,916,725

Statement of Operations Data

Net Sales                                   $7,602,428     $10,253,492    $11,207,858      $16,984,123    $16,146,524

Income (loss)                               (5,417,118)      5,189,874     (5,529,562)      (3,304,057)    (4,831,786)
Net Income (Loss) Available to Common
    Stockholders                            (6,039,654)      3,973,882     (5,852,382)      (3,235,316)    (6,698,787)
Net Income (Loss) per Basic
    Weighted Average Common Share
    From Continuing Operations                  (0.21)           0.14          (0.21)           (0.12)         (0.17)
Net Income (Loss) per Basic
    Weighted Average Common Share               (0.21)           0.14          (0.21)           (0.12)         (0.24)
Net Income (Loss) per Diluted
    Weighted Average Common Share               (0.21)           0.13          (0.21)           (0.12)         (0.17)
Net Income (Loss) per Diluted
    Weighted Average Common Share               (0.21)           0.13          (0.21)           (0.12)         (0.24)


See Notes to Consolidated Financial Statements for information on transactions and accounting classifications, which have affected the comparability of the periods presented above. The Company has not declared cash dividends on its Common Stock for any of the periods presented above.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On September 30, 1999 the Company sold substantially all of the assets of its 85% owned subsidiary, TSA and other assets used in TSA's business to OAI. Accordingly, the operations and financial activity associated with this business were previously reclassified as discontinued operations, but have now been reclassified as continuing operations as a result of the Company's re-entry into the automotive speaker business with the acquisition of OAI on August 31, 2000. Therefore, the consolidated statements of operations of the Company for the year ended September 30, 2000 include one month of operations for OAI and a full year of operations for On-Site. The consolidated statements of operations of the Company for the years ended September 30, 1999 and 1998 each include a full year of operations for both TSA and On-Site.

2000  Compared to 1999
Total revenue for the year ended September 30, 2000 was $7,602,428 compared to $10,253,492 for the same period in 1999. The decrease in Speaker sales of $2,385,651 or 26.9% is attributable to a comparison of different entities for different time periods. Fiscal year 2000 sales include one month's worth of Speaker revenues of $6,478,163 from OAI, compared to 12 month's worth of revenues of $8,863,814 from TSA. The decrease in On-Site sales revenue of $687,612 or 73.9% is primarily attributable to the sale of four OSA-II machines during the year ended September 30, 2000 compared to the sale of 13 OSA-II machines during same period in 1999. The increase in On-Site lease revenue of $422,199 or 92.0% is primarily attributable to an increase in the number of units leased and on trial (generally for three to six months) generating various levels of revenue (some of which were nominal) compared to the number of units leased and on trial for the same period in 1999. The units currently on lease and on trial are in a variety of industries which includes truck stops, auctions, automobile dealerships, truck lube centers, engine development laboratories, municipalities, and others.

Gross profit margin for year ended September 30, 2000 was 0.8% compared to 33.9% for the same period in 1999. The decrease in gross profit margin is due to a reduction in On-Site sales revenue due to lower sales and reduced sales price and a decrease in overall gross profit margin on OAI speaker sales compared to TSA sales.

General and administrative expenses were $3,305,067 for the year ended September 30, 2000 compared to $4,015,748 for the same period in 1999. The decrease of $710,681 or 17.7% is primarily attributable to the decrease in TSA as a result of the sale and a reduction in expenses for both corporate and On-Site partially offset by the addition of OAI expenses of $192,982.

Selling and marketing expenses were $1,078,796 for the year ended September 30, 2000 compared to $1,078,626 for the same period in 1999. The slight increase of $170 or 0.1% is primarily attributable to the decrease in TSA of $326,000 as a result of the sale offset by an increase in salaries and benefits as a result of additions to On-Site sales personnel of $72,000 and an increase in promotion and advertising expenses of $113,000 at On-Site and the addition of OAI expenses of $113,000.

Depreciation and amortization was $521,914 (excluding depreciation included in cost of sales) for the year ended September 30, 2000 compared to $439,186 for the same period in 1999. This increase of $82,728 or 18.84% is primarily attributable to the amortization of goodwill recorded in connection with the acquisition of OAI of $132,000 offset by the decrease in TSA of $60,000 as a result of the sale. For fiscal 2001, depreciation and amortization relating to the OAI acquisition will be approximately $1,700,000.

Interest income was $216,427 for the year ended September 30, 2000 compared to $80,774 for the same period in 1999. The increase of $135,653 or 167.9% is primarily due to an increase in cash and cash equivalents from the sale of TSA.

Interest expense was $755,097 for the year ended September 30, 2000 compared to $589,909 for the same period in 1999. The increase of $165,188 or 28.0% is primarily due to the interest expense on the approximately $45 million in debt incurred in connection with the acquisition of OAI partially offset by the payoff of the Nations Credit Facility on October 1, 1999. Higher debt levels will cause the Company to incur significantly higher interest costs in fiscal 2001.

Other income (expense) was $121,270 for the year ended September 30, 2000 compared to ($10,141) for the same period in 1999. This increase of $131,411 is primarily attributable to the $100,000 redemption premium incurred in fiscal year 1999 in connection with the redemption of 50% of the Series A Preferred Stock.

Gain on sale of subsidiary of $8,030,832 for the year ended September 30, 1999 represents the sale of TSA to OAI on September 30, 1999.

Loss on extinguishment of debt of $27,266 for the year ended September 30, 1999 represents loss of $186,011 on early payoff the credit facility offset by the gain of $158,745 from restructuring of a portion of the outstanding $3,020,000 of Notes in fiscal year 1999. See Item 8. Financial Statements and Supplementary Data, Note 9. Debt.

For fiscal 2000, the Company sustained a net loss of $5,417,118 and a Net Income
(Loss) Available to Common Stockholders of $6,039,654 after reductions related to preferred stock transactions and dividends. The comparable numbers in fiscal 1999 were net income of $5,162,608 (as the result of the one time gain of $8,030,832 on the TSA sale) and Net Income (Loss) Available to Common Stockholders of $3,973,882.

The recent slowness in the economy including the United States automotive industry resulting in customers not operating at full capacity has substantially affected OAI's results of operations for the first three months of fiscal 2001. The Company is realizing benefits in reducing costs and improving efficiencies, however, the Company cannot predict when sales will return to historic levels or what total fiscal 2001 revenue will be.

On a consolidated basis, future operating results will be affected by amortization expense of approximately $1,700,000 per year resulting from goodwill related to the OAI acquisition and amortization of the value of 1,500,000 outstanding warrants and options, most of which were issued in connection with the Company's continuing financing efforts.

In January 2001, the Company announced that it was closing its OSA facility and redploying personnel to Columbus, Indiana and Marlboro, Massachusetts. The result is a one-time charge at approximately $250,000 to earnings in the Company's second fiscal quarter.

1999  Compared to 1998
Total revenue for the year ended September 30, 1999 was $10,253,492 compared to $11,207,858 for the same period in 1998. TSA speaker sales decreased by $1,951,391 or 18.0% for the year ended September 30, 1999 due to the loss of the Grand Cherokee contract, which expired in October 1998. On-Site sales revenue increased by $735,073 or 375.7% for the year ended September 30, 1999 as a result of the sale of 13 OSA-II machines compared to the sale of 3 OSA-I machines during same period in 1998. The increase in lease revenue of $261,952 or 133.0% is primarily attributable to an increase in the number of units leased and on trial generating various levels of revenue (some of which were nominal) compared to the number of units leased and on trial for the same period in 1998. The units currently on lease and on trial are in a variety of industries which includes automobile dealerships, mini labs, truck lube centers, truck stops, engine development laboratories, municipalities, and others.

Gross profit margin for year ended September 30, 1999 was 33.9% compared to 28.4% for the same period in 1998.

General and administrative expenses were $4,015,748 for the year ended September 30, 1999 compared to $4,562,183 for the same period in 1998. The decrease of $546,435 or 12.0% is attributable to a reduction in expenses at the corporate office offset partially by increases in expenses at On-Site as a result of the growth and expansion of the business.

Selling and marketing expenses were $1,078,626 for the year ended September 30, 1999 compared to $1,258,681 for the same period in 1998. The decrease of $180,055 or 14.3% is attributable to a reduction in personnel expenses at On-Site.

Write-down of fixed assets of $880,911 for the year ended September 30, 1998 related to the original OSA-I machines, which were deemed to be impaired and were written off. (See Item 8. Financial Statements and Supplementary Data, Note
2. Oil Analysis Service Segment.)

Severance expense of $1,085,587 for the year ended September 30, 1998 is attributable to the resignation of the Company's former Chairman and CEO. (See
Item 8. Financial Statements and Supplementary Data, Note 13. Related Party transactions).

Depreciation and amortization was $439,186 for the year ended September 30, 1999 compared to $922,820 for the same period in 1998. This decrease of $483,634 or 52.4% is primarily attributable to the write-down of the original OSA-I machines in September 1998.

Research and development was $208,674 for the year ended September 30, 1999 compared to $325,212 for the same period in 1998. This decrease of $116,538 or 35.8% is primarily attributable to the initial costs incurred in the development of the OSA-II machine in fiscal year 1998.


Interest income was $80,774 for the year ended September 30, 1999 compared to $74,669 for the same period in 1998. The increase of $6,105 or 8.2% is primarily due to an increase in the average cash balance in fiscal year 1999.

Interest expense was $589,909 for the year ended September 30, 1999 compared to $664,142 for the same period in 1998. The decrease of $74,233 or 11.2% is due to a decrease in interest as a result of the restructuring of the senior subordinated convertible notes in November and December 1998, offset by an increase in interest expense associated with a loan from a trust controlled by a director of the Company and issuance of warrants as additional consideration for the loan.

Other income (expense) was ($10,141) for the year ended September 30, 1999 compared to $9,978 for the same period in 1998. This decrease of $20,119 or 201.6% is primarily attributable to the $100,000 redemption premium incurred in fiscal year 1999 in connection with the redemption of 50% of the Series A Preferred Stock offset partially by an increase in royalty and miscellaneous income.

Gain on sale of subsidiary was $8,030,832 for the year ended September 30, 1999 compared to $962,760 for the same period in 1998. The increase of $7,068,072 or 734.2% is primarily due to the sale of 14.5% equity in TSA during the year ended September 30, 1998 with the remainder portion of the sale completed during the year ended September 30, 1999.

Loss on extinguishment of debt of $27,266 for the year ended September 30, 1999 represents loss of $186,011 on early payoff the credit facility offset by the gain of $158,745 from restructuring of a portion of the outstanding $3,020,000 of Notes. (See Note 9. Debt)

Liquidity  and  Capital  Resources
Net cash used in operating activities was $6,372,910 for the year ended September 30, 2000. This usage of cash was attributable to a net loss of $4,296,307, which excludes depreciation and amortization. In addition, an increase in accounts receivable of $2,008,474 and a decrease in accounts payable $1,998,549 offset by an increase in deferred revenue of $971,606 and a decrease in inventory of $990,978 contributed to net cash used in operating activities.


Net cash used in investing activities was $8,788,242 for the year ended September 30, 2000. This decrease in cash was attributable to the acquisition of OAI and expenditures by On-Site for capital assets partially offset by the receipt of a $6,500,000 9% secured note paid by OAI to TSA in October 1999 offset by payment of expenses associated with the sale of TSA. For fiscal 2001, OAI does not have material capital commitments. On-Site capital expenditures will vary depending upon the number of OSA-II leases.

Net cash provided by financing activities was $13,898,352, which consisted primarily of proceeds from the GMAC Revolving Credit Facility and Term A and B loans and the senior secured promissory notes from the Mennen Trust. These proceeds were utilized for the cash portion of the OAI acquisition and repayment of debt assumed in connection with the OAI acquisition.

As a condition of granting the Credit Facility to OAI, GMAC required that this facility be used to provide working capital to OAI only. Except for the possibility of the payment of management fees and a dividend on the Company's over $3,000,000 preferred stock investment in OAI, OAI is restricted from using its credit facility to fund the activities of the Company's corporate office or any of its other subsidiaries. As of January 12, 2001, OAI had not paid the Company any management fees or preferred dividends and none are presently anticipated to be paid.

In order to acquire OAI, the Company occurred substantial debt as described elsewhere in this Report. In addition to substantial interest payments, which are required to be paid by OAI, the senior debt owed to GMAC requires principal payments of approximately $173,000 per month through August 31, 2001, increasing to approximately $223,000 per month on September 1, 2001. These required principal payments will continue to place substantial pressure on OAI's liquidity.

As of January 12, 2001, OAI was current on all principal payments and interest payments to GMAC and the Mennen Trust. However, due to significant and unexpected downturn in the automotive industry, which uses OAI Speakers, OAI breached its Fixed Charge Coverage Ratio ("Coverage Ratio") in November 2000 by going below the required 1.15 to 1 ratio. On January 12, 2001, GMAC waived the covenant violation ("Waiver") and reset the monthly Coverage Ratio and certain other operating ratios to lower levels. As a condition of the Waiver, OAI and the Mennen Trust agreed to suspend all interest payments due to the Mennen Trust until OAI reaches a cumulative Coverage Ratio of 1.15 to 1. The Company has agreed to pay monthly interest payments to the Mennen Trust from corporate funds until OAI resumes payments.

In order to meet its working capital needs, the Company has entered into several recent transactions with the Mennen Trust. Initially, the Mennen Trust guaranteed a $1,000,000 note from the Company to TSA, the Company's 85% owned subsidiary. This guarantee permitted the Company to use TSA's cash, which had been allocated in the event the arbitration proceeding with NCT was unsuccessful. In January 2001, a Mennen Trust purchased $2,000,000 of 10% Series Convertible Preferred Stock and also agreed to purchase an additional $2,000,000 of another series of 10% convertible preferred stock if the Company's cash and cash equivalents (apart from OAI) fell below $400,000 during the fiscal year ending September 30, 2001. Also, the Company also entered into an agreement with one of the sellers of OAI common stock extending the time for OAI to pay approximately $3,200,000 from May 31, 2001 until March 10, 2002.

The Company has incurred significant losses since its inception and has funded these losses through equity offerings of preferred stock, debt instruments and the sale of assets. The Company is and will continue to be highly leveraged for the immediate future. The Company has incurred substantial indebtedness as a result of its acquisitions, new product research and development and operating losses. Cash flows from operations were inadequate to cover these charges. The Company's high level of debt may have several important effects on its future operations including the following: (i) a substantial portion of the Company's cash flow must be dedicated to the payment of interest and dividends on indebtedness and preferred stock (ii) the financial covenants contained in the GMAC facility will require the Company to meet certain financial tests and other restrictions which limits its ability to borrow additional funds or to dispose of assets, and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures and for general corporate purposes may be limited.

In addition, the Company's ability to meet its debt obligations and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors.

As of January 15, 2001, the Company had approximately $2,000,000 in cash. The Company believes that its current cash on hand, the Mennen commitment for an additional $2,000,000, and its continuing ability to reduce operating costs will be sufficient to fund its operations through at least September 30, 2001.

Forward-Looking  Statements
The matters discussed in this Report in the Business section (Item 1) and above in Liquidity and Capital Resources relating to (1) OAI's future relationship with GM and with Delco, (2) On-Site's completion of a working OSA-II/SS, (3) On-Site's future shipments to the Shell GST Group, (4) increases in its OSA-II sales, (5) the capability of the Company's facilities to accommodate significant future growth, (6) the Company's ability to reduce expenses, (7) the adequacy of the Company's working capital and its ability to obtain new working capital and
(8) receipt of an order by OAI for the sale of Speakers to a leading supplier of home sound systems. Additionally, words such as "expects", "intends", "believes" and similar words are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to expand the market of OSA-IIs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) the ability of the leading supplier of home systems to market the Speakers supplied by OAI and the performance of these Speakers, (7) unanticipated problems arising from the performance of Speakers sold to Delco for installation in GM vehicles, (8) the ability of Delco to develop relationships with other OEMs, (9) the ability of the Company to raise additional working capital to permit it to develop the OSA-II/SS, (10) improvements in the United States economy in general and the United States automobile industry in particular, and (11) the ability of the OSA-II units to operate as anticipated at the Shell GST Group installations. The Company does not intend to update any forward-looking statements. Investors should also consider the factors contained in the Company's filings with the Securities and Exchange Commission.

Inflation The impact of inflation has become less significant in recent years. The Company believes inflation has not had a material effect on the Company's operations.

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

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, amended by SFAS No. 137 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to have material impact on the Company's financial position, results of operations, or cash flows.

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, and an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000, the Company had approximately $23,071,000 in variable rate short and long-term debt tied directly to the prime rate. See Note 9. Debt in the accompanying consolidated financial statements. Since August 31, 2000, when the Company first incurred this debt in connection with the acquisition of OAI, this balance has fluctuated between $16,000,000 and $23,200,000 due to varying levels of borrowing on OAI's line of credit.

Each 100 basis point increase or decrease in the prime rate would result in an increase or decrease in the Company's annual interest expense equivalent to 1% times the average total indebtedness or between $160,000 to $230,000 per year.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

------------------------------------------------------------------------------------------------------------------- -----------
                                   INDEX                                                                                PAGE
------------------------------------------------------------------------------------------------------------------- -----------

Reports of Independent Certified Public Accountants                                                                     21-22
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Consolidated Balance Sheets as of September 30, 2000 and 1999                                                           23
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998                             24
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998                   25
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998                             26
------------------------------------------------------------------------------------------------------------------- -----------
------------------------------------------------------------------------------------------------------------------- -----------
Notes to Consolidated Financial Statements                                                                              27
------------------------------------------------------------------------------------------------------------------- -----------


                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of Global Technovations, Inc.

We have audited the accompanying consolidated balance sheet of Global Technovations, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Technovations, Inc. and subsidiaries as of September 30, 2000 and the results of its operations and its cash flows for the year ended September 30, 2000 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects the financial data required to be set forth therein, as of and for the year ended September 30, 2000 in relation to the basic financial statements taken as a whole.

BDO SEIDMAN, LLP



West Palm Beach, Florida
January 12, 2001

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of Global Technovations, Inc.

We have audited the accompanying consolidated balance sheet of Global Technovations, Inc. (f/k/a/ Top Source Technologies, Inc., a Delaware corporation) and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Technovations, Inc. and subsidiaries as of September 30, 1999 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP



West Palm Beach, Florida,
November 24, 1999.

                            GLOBAL TECHNOVATIONS, INC
                                    FORM 10-K

                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2000 and 1999

       -------------------------------------------------------------------------------------------------------------------------

       ASSETS                                                                         2000                           1999
                                                                                -----------------               ----------------
       Current Assets:
         Cash and cash equivalents                                                   $ 1,046,152                    $ 2,308,952
         Trade accounts receivable, net of allowance for doubtful
             accounts of $120,000 at September 30, 2000                               13,105,629                        209,554
         Due from buyer of automotive subsidiary                                               -                      6,000,000
         Inventories                                                                   7,465,007                      1,935,832
         Prepaid expenses                                                                 82,662                         76,657
         Other                                                                           100,224                        102,867
                                                                                -----------------               ----------------
       Total current assets                                                           21,799,674                     10,633,862
       Property and equipment, net                                                    11,662,864                      1,533,117
       Capitalized database, net                                                       1,651,527                      1,862,361
       Due from buyer of automotive subsidiary                                                 -                      1,500,000
       Goodwill, net of amortization of $132,000                                      31,439,799                              -
       Other assets, net                                                               1,412,767                        145,008
                                                                                -----------------               ----------------
       TOTAL ASSETS                                                                 $ 67,966,631                   $ 15,674,348
                                                                                =================               ================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities:
         Line of credit                                                             $ 11,841,418                    $ 1,913,986
         Current portion of long term debt                                             3,449,666                      1,207,000
         Accounts payable                                                             11,053,264                        302,553
         Deferred revenue                                                                312,801                         98,675
         Accrued liabilities                                                           3,336,192                      2,515,445
         Payable to former buyer of automotive subsidiary                                994,232                      1,030,835
                                                                                -----------------               ----------------

       Total current liabilities                                                      30,987,573                      7,068,494
                                                                                -----------------               ----------------
         Long term debt, less current portion                                         32,200,045                              -
         Other liabilities                                                               898,020                         89,799
                                                                                -----------------               ----------------

       Total long term liabilities                                                    33,098,065                         89,799
                                                                                -----------------               ----------------
       Total liabilities                                                              64,085,638                      7,158,293

       Commitments and contingencies (See Notes 3 and 10)                                      -                              -

       Stockholders' equity:
         Preferred stock - $.10 par value, 5,000,000 shares
          authorized; 3,500 shares issued and
          outstanding in 2000 and 1999                                                 3,500,000                      3,444,644
         Common stock-$.001 par value, 50,000,000 shares
          authorized; 29,804,281 and 29,799,281 shares issued and
          outstanding in 2000 and 1999, respectively                                      29,804                         29,799
         Additional paid-in capital                                                   32,557,802                     31,208,571
         Accumulated deficit                                                         (30,857,259)                   (24,817,605)
         Treasury stock-at cost; 466,234  shares                                      (1,349,354)                    (1,349,354)
                                                                                -----------------               ----------------
       Total stockholders' equity                                                      3,880,993                      8,516,055
                                                                                -----------------               ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 67,966,631                   $ 15,674,348
                                                                                =================               ================



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                       23

                            GLOBAL TECHNOVATIONS, INC
                                    FORM 10-K

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

-----------------------------------------------------------------------------        -------------------------------------

                                                                   2000                  1999                  1998
                                                              ---------------        --------------       ----------------
Revenue:
  Sales revenue - speakers                                        $6,478,163            $8,863,814            $10,815,205
  Sales revenue - instruments                                        243,137               930,749                195,676
  Lease revenue - instruments                                        881,128               458,929                196,977
                                                              ---------------        --------------       ----------------
   Total revenue                                                   7,602,428            10,253,492             11,207,858
Cost of sales and leasing
  Cost of sales - speakers                                         5,712,543             5,523,319              7,417,402
  Cost of sales - instruments                                        119,024               357,845                 73,270
  Cost of leasing - instruments                                    1,708,150               898,776                535,818
                                                              ---------------        --------------       ----------------

    Total of cost of sales and leasing                             7,539,717             6,779,940              8,026,490
                                                              ---------------        --------------       ----------------
Gross profit                                                          62,711             3,473,552              3,181,368
                                                              ---------------        --------------       ----------------
Expenses:
  General and administrative                                       3,305,067             4,015,748              4,562,183
  Selling and marketing                                            1,078,796             1,078,626              1,258,681
  Write down of fixed assets                                               -                     -                880,911
  Severance expense                                                        -                     -              1,085,587
  Depreciation and amortization                                      521,914               439,186                922,820
  Research and development                                           156,652               208,674                325,212
                                                              ---------------        --------------       ----------------
Total expenses                                                     5,062,429             5,742,234              9,035,394
                                                              ---------------        --------------       ----------------
Loss from operations                                              (4,999,718)           (2,268,682)            (5,854,026)
Other income (expense):
  Interest income                                                    216,427                80,774                 74,669
  Interest expense                                                  (755,097)             (589,909)              (664,142)
  Gain on sale of subsidiary                                               -             8,030,832                962,760
  Other (expense) income, net                                        121,270               (10,141)                 9,978
                                                              ---------------        --------------       ----------------
Net other income (expense)                                          (417,400)            7,511,556                383,265
                                                              ---------------        --------------       ----------------
Income (loss) before income taxes                                 (5,417,118)            5,242,874             (5,470,761)
Income tax expense                                                         -               (53,000)               (58,801)
                                                              ---------------        --------------       ----------------
Income (loss) before extraordinary item                           (5,417,118)            5,189,874             (5,529,562)
 Loss on extinguishment of debt                                            -               (27,266)                     -
                                                              ---------------        --------------       ----------------
Net income (loss)                                                 (5,417,118)            5,162,608             (5,529,562)
Embedded dividends on preferred stock                                (55,356)             (619,462)              (193,807)
Preferred dividends                                                 (315,000)             (277,458)               (20,034)
Value of warrants issued with preferred stock                       (252,180)             (291,806)              (108,979)
                                                              ---------------        --------------       ----------------
Net income (loss) available to common stockholders               ($6,039,654)           $3,973,882            ($5,852,382)
                                                              ===============        ==============       ================

Basic Earnings (Loss) Per Share
Income (loss) before extraordinary item                        $       (0.21)    $           0.14     $             (0.21)
Extraordinary item                                                          -               (0.00)                       -
                                                              ---------------        --------------       ----------------

Net Income (Loss)                                                    $ (0.21)               $ 0.14                $ (0.21)
                                                              ===============        ==============       ================

Diluted Earnings (Loss) Per Share
Income (loss) before extraordinary item                        $      (0.21)    $           0.13     $             (0.21)
Extraordinary item                                                        -                (0.00)                      -
                                                              ---------------        --------------       ----------------

Net Income (Loss)                                                    $ (0.21)               $ 0.13                $ (0.21)
                                                              ===============        ==============       ================

Basic weighted average common shares outstanding                  29,333,047            29,108,705             28,242,005
                                                              ===============        ==============       ================
Diluted weighted average common shares outstanding                29,333,047            33,147,737             28,242,005
                                                              ===============        ==============       ================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements .
                                       24

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-K
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                          ADDITIONAL                                  TOTAL
                                             COMMON STOCK      PREFERRED    PAID-IN    ACCUMULATED     TREASURY      STOCKHOLDERS'
                                          -------------------

                                           SHARES    AMOUNT     STOCK      CAPITAL      DEFICIT         STOCK           EQUITY
                                          --------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997               28,461,477  $28,461          - $28,744,451  $(22,939,105)   $(1,349,354)    $4,484,453
Exercise of stock options
  ($.53 to $1.50 per share)                  549,700      550          -     387,791             -             -         388,341
Issuance of convertible preferred stock
  - Series A-                                     -         -  1 ,000,000          -             -             -       1,000,000
Preferred stock issuance costs and fees           -         -          -    (118,606)            -             -        (118,606)
Issuance of common stock for payment of
 dividend on preferred stock                 42,626        43          -      19,991       (20,034)            -               -
Intrinsic value of preferred stock
 conversion feature                               -         -   (250,000)    250,000             -             -               -
Preferred stock embedded dividend                 -         -    193,807           -      (193,807)            -               -
Value of warrants issued with preferred
 stock                                            -         -          -     108,979      (108,979)            -               -
Options and warrants issued for services          -         -          -     232,345             -             -         232,345
Net loss                                          -         -          -           -    (5,529,562)            -      (5,529,562)
                                          --------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998              29,053,803    29,054    943,807  29,624,951   (28,791,487)   (1,349,354)        456,971
Exercise of stock options
 ($.53 to $.875 per share)                   50,550        51          -      26,827             -             -          26,878
Redemption of convertible preferred
 stock - Series A                                 -         -   (500,000)          -             -             -        (500,000)
Conversion of convertible preferred
 stock - Series A to common stock            669,149      668   (500,000)    499,332             -             -               -
Issuance of convertible preferred
 stock - Series B                                 -         -  3,500,000           -             -             -       3,500,000
Preferred stock issuance costs and fees           -         -          -    (129,701)            -             -        (129,701)
Issuance of common stock for payment
 of dividend on preferred stock              25,779        26          -      12,105       (12,131)            -               -
Preferred stock dividend                          -         -          -           -      (265,327)            -        (265,327)
Intrinsic value of preferred stock
 conversion feature                               -         -   (618,625)    618,625             -             -               -
Preferred stock embedded dividend                 -         -    619,462           -      (619,462)            -               -
Value of warrants issued with
 preferred stock                                  -         -          -     291,806      (291,806)            -               -
Options and warrants issued for services          -         -          -     264,626             -             -         264,626
Net Income                                        -         -          -           -     5,162,608             -       5,162,608
                                          --------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999               29,799,281   29,799  3,444,644  31,208,571   (24,817,605)   (1,349,354)      8,516,055
Exercise of stock options
 ($.53 per share)                              5,000       5           -       2,645             -             -           2,650
Preferred stock issuance costs and fees           -        -           -     (27,332)            -             -         (27,332)
Preferred stock dividend                          -        -           -           -      (315,000)            -        (315,000)
Preferred stock embedded dividend                 -        -      55,356           -       (55,356)            -               -
Value of warrants issued with
 preferred stock                                  -        -           -     252,180      (252,180)            -               -
Options and warrants issued for services          -        -           -   1,121,738             -             -       1,121,738
Net loss                                          -        -           -           -    (5,417,118)            -      (5,417,118)
                                          --------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000               29,804,281 $29,804  $3,500,000 $32,557,802   $(30,857,259)  $(1,349,354)    $3,880,993
                                          ======================================================================================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements .


                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-K

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

----------------------------------------------------------------------------------------------------------------------
                                                                      2000               1999                1998
                                                               ---------------    ---------------     ----------------
OPERATING ACTIVITIES:
    Net income (loss)                                            $ (5,417,118)       $ 5,162,608         $ (5,529,562)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Gain on sale of subsidiary                                              -         (8,030,832)            (962,760)
    Depreciation                                                      648,440            459,118              950,503
    Amortization                                                      461,764            383,113              341,204
    Amortization of original issue discount on debt                    10,607                  -                    -
    Write down of fixed assets and inventory                                -                  -            1,294,045
    Loss on extinguishment of debt                                          -             27,266                    -
    Loss on disposal of equipment                                           -              3,100              160,963
    Non cash value of services                                         64,771            184,620              232,345
    Repayments from officers                                                -             26,260              107,661
    (Increase) decrease in accounts receivable, net                (2,008,474)          (626,340)             598,986
    Decrease (increase) in inventories                                990,978           (842,740)          (1,021,951)
    Decrease in prepaid expenses                                       29,581             87,435               24,964
    (Increase) decrease in other assets                               (21,036)            31,977              745,187
    (Decrease) increase in accounts payable                        (1,998,549)           279,144              170,067
    Increase in deferred revenue                                      971,606                  -                    -
    Increase (decrease) in accrued liabilities                         20,922            261,417             (340,695)
    Decrease in payable to former buyer of automotive subsidiary      (36,603)                 -                    -
    (Decrease) increase in other liabilities                          (89,799)          (339,725)             429,524
                                                               ---------------    ---------------     ----------------
Net cash used in operating activities                              (6,372,910)        (2,933,579)          (2,799,519)
                                                               ---------------    ---------------     ----------------

INVESTING ACTIVITIES:
    Payment for purchase of stock of OAI, net of cash acquired    (12,815,724)                 -                    -
    Proceeds from sale of subsidiary                                5,549,978          4,497,750            1,326,917
    Purchases of property and equipment, net                       (1,519,989)        (1,338,955)            (631,412)
    Additions to patent costs, net                                     (2,507)          (114,644)            (102,995)
                                                               ---------------    ---------------     ----------------
Net cash (used in) provided by investing activities                (8,788,242)         3,044,151              592,510
                                                               ---------------    ---------------     ----------------

FINANCING ACTIVITIES:
    Proceeds from exercises of stock options                            2,650             26,878              388,341
    Preferred stock issuance, net                                     (27,332)         3,370,299              881,394
    (Repayment) proceeds from loan payable                           (500,000)           500,000                    -
    Redemption of preferred stock Series A                                  -           (500,000)                   -
    Repayments of Senior Convertible Notes                           (329,000)        (2,064,617)                   -
    Payment of extinguishment of debt costs                                 -           (110,403)                   -
    Payment of preferred stock dividend                              (393,750)          (107,827)                   -
    Payment of deferred financing costs                            (1,187,010)                 -                    -
    Proceeds from revolving line of credit                         11,841,418                  -                    -
    Proceeds from term loans                                       11,230,000                  -                    -
    Proceeds from senior secured promissory note                   12,000,000                  -                    -
    Repayment of debt assumed on acquisition                      (16,824,638)                 -                    -
    (Repayments) proceeds from borrowings, net                     (1,913,986)           595,151             (677,506)
                                                               ---------------    ---------------     ----------------
Net cash provided by financing activities                          13,898,352          1,709,481              592,229
                                                               ---------------    ---------------     ----------------

Net (decrease) increase in cash and cash equivalents               (1,262,800)         1,820,053           (1,614,780)
Cash and cash equivalents at beginning of period                    2,308,952            488,899            2,103,679
                                                               ---------------    ---------------     ----------------
Cash and cash equivalents at end of period                         $1,046,152         $2,308,952             $488,899
                                                               ===============    ===============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                              $ 327,513          $ 338,878            $ 564,091
Cash paid for income taxes                                          $ 150,000           $ 60,000            $ 108,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business  and  Basis  of  Presentation  -  As  of  September  30,  2000,  Global
Technovations, Inc., (the "Company), or ("GTI") has five wholly owned subsidiaries, including On-Site Analysis, Inc. ("On-Site"), which markets, leases and sells oil analysis services through use of the OSA-II, a freestanding oil analyzer used primarily by truck-stops, and numerous other diverse industries; Onkyo America, Inc. ("OAI"), which manufactures, assembles and distributes audio speakers for the automotive, computer, television and telephone industries; Top Source Oil Analysis, Inc. ("TSOA"), and ARCS Safety Seat, Inc.; and HairTek, LCC , which are both inactive. Additionally, the Company has one 85% owned subsidiary, Top Source Automotive, Inc. ("TSA"). (See
Note 3. Sale of TSA.)

The accompanying Consolidated Financial Statements include the accounts of the Company, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In order to maintain consistency and comparability between periods presented certain amounts have been reclassified from previously reported financial statements in order to conform to the financial statement presentation of the current year. On September 30, 1999 the Company sold substantially all of the assets of its 85% owned subsidiary, TSA and other assets used in TSA's business to OAI. Accordingly, the operations and financial activity associated with this business were previously classified as discontinued operations, but have been reclassified as continuing operations as a result of the Company acquiring 100% of the outstanding stock of OAI on August 31, 2000. Therefore, the consolidated statement of operations of the Company for the year ended September 30, 1999 includes a full year of operations for TSA (see Note 4).

Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.


Revenue Recognition - The Company recognizes revenue from sales of speakers and OSA units at the time the products are shipped. Revenue from leased OSA units is recognized ratably over the lease term, which range from 3 to 48 months. All existing leases are classified as operating leases.


Inventories - Inventories are stated at the lower of cost (standards, which approximate actual cost on first-in-first out basis) or market.


Fair value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value.

Property and Equipment - Property and equipment are stated at cost. Repairs and maintenance costs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, or the lease term if shorter in the case of leasehold improvements, ranging from two to thirty years. When property or equipment is retired or otherwise disposed of, the cost less related accumulated depreciation is removed from the accounts and the resulting gains or losses are included in other expense in the accompanying statements of operations.

Capitalized Database - The capitalized database relates to a portion of the cost in excess of the fair value related to the TSOA acquisition, which was retained by On-Site to support its OSA technology. The capitalized database is being amortized over 15 years using the straight-line method (see Note 8. Capitalized Database).


Goodwill - Goodwill represents the excess of the cost of OAI over the fair value of the net assets acquired. Amortization is computed using the straight-line method over twenty years.

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

Comprehensive Income - For the years ended September 30, 2000, 1999 and 1998, there were no differences between net income and comprehensive income.

Stock-Based Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the stock.

Option and Warrant Valuation - The value of options and warrants issued to non-employees are calculated using the Black-Scholes Option Pricing Model in accordance with SFAS No. 123.


2.  OIL ANALYSIS SERVICE

During fiscal 1998, and as a result of the introduction of the OSA-IIs, the original OSA-I units and related inventory were deemed to be impaired and written-off. An impairment loss, in the amounts of $880,911 and $413,134, was charged to operations and are included in "Write down of fixed assets" and "Cost of Sales and Service", respectively, in the accompanying Consolidated Statements of Operations for the year ended September 30, 1998.

The Company believes that its marketing efforts relating to the OSA-II will be successful. However, if the Company is unable to meet goals or to have the necessary resources to sustain its marketing activities it could have a material adverse effect on the Company's financial condition and the carrying value of its assets.


3.  SALE OF TSA

On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA, and certain intellectual property assets of the Company relating to TSA's Overhead Sound Systems ("OHSS") business, to OAI for total consideration of $10,000,000 consisting of $2,500,000 cash, a $6,500,000 30-day note payable to TSA and a $1,000,000 30-day note payable to the Company in either cash or convertible preferred stock of OAI. OAI was subsequently purchased by the Company on August 31, 2000 (see Note 4.) The $6,500,000 note and accrued interest of $46,479 were paid on October 29, 1999, and the $1,000,000 note was paid through issuance of $1,000,000 of OAI 5% Series A Convertible Preferred Stock.

Previously, the Company and TSA had entered into a TSA Asset Purchase Agreement with NCT Audio Products, Inc. ("NCT") on August 14, 1998. During the period August 14, 1998 and July 15, 1999, the Company received in excess of $3,500,000 from NCT and granted NCT two extensions to close the transaction. NCT's parent company issued a press release on July 16, 1999 stating that it was unable to obtain the necessary financing to complete the transaction and acknowledging that NCT thereby let its rights under the asset purchase agreement to lapse. As a result, the Company and TSA proceeded to negotiate a definitive agreement and ultimately close on the sale of the assets to OAI on September 30, 1999. In September 1999, NCT commenced an arbitration proceeding NCT Audio Products, Inc.
v. Top Source Technologies, Inc. et al. (American Arbitration Association): As previously reported in the Company's 1999 Form 10-K and its Reports on Form 10-Q for the quarters ending December 31, 1999, March 31, 2000 and June 30, 2000, GTI and TSA are respondents in an arbitration proceeding before the American Arbitration Association; GTI and TSA have asserted counterclaims against NCT in the same proceeding.

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

The Company believes that NCT's claim for damages beyond its 15% equity ownership of TSA, less certain adjustments and offsets that are subject to the counterclaims, is without merit. The Company has recorded the amounts due to NCT as "payable to former buyer of automotive subsidiary" in the accompanying consolidated balance sheets.

4.  ACQUISITION OF OAI

Pursuant to a Share Purchase Agreement, effective August 31, 2000, the Company acquired for $25 million ($13 million in cash and $12 million in promissory notes certain assets and assumed certain liabilities of OAI from Onkyo Corporation ("ONKYO"). The acquisition has been accounted for under the purchase method of accounting. The results of OAI's operations are included in the statement of operations for the year ended September 30, 2000, since the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was $31.6 million. The allocation of the purchase price is based upon preliminary estimates made by the Company and is subject to change.

Certain  litigation   contingencies  of  OAI,  which  existed  at  the  date  of acquisition, may offset the final purchase price allocation when resolved. The components of the purchase price and its allocation are as follows:

                  Purchase Price - Cash                            $13,000,000
                  Purchase Price - Notes                            12,000,000
                  Acquisition Costs                                    522,581
                      Liabilities assumed                           33,611,035
                      Allocation of purchase price:
                      Current assets                               (18,311,817)
                      Property and equipment                        (9,250,000)
                                                                    ----------
                      Cost in excess of nets assets acquired       $31,571,799
                                                                   ===========

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the years ended September 30, 2000 and 1999 presented and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the cost over the net assets acquired, interest expense, and intercompany transactions.

                                                                  2000                    1999
                                                                  ----                    ----
        Net sales                                          $76,911,000             $83,168,000
        Income before extraordinary item                   (10,348,000)                806,000  (1)
        Net income (loss)                                  (10,348,000)                778,734
        Earnings per common share:
        Basic:
        Income before extraordinary item                         (0.35)                   0.03
        Net income (loss)                                        (0.35)                   0.03
        Diluted:                                                 (0.35)                   0.03
        Income before extraordinary item
        Net income (loss)                                        (0.35)                   0.03

(1)      Net income includes a one-time gain of $8,030,832 on the sale of TSA.


5.  STATEMENT OF CASH FLOWS

See Note 4 for non-cash investing and financing activities resulting from the acquisition of OAI during fiscal 2000

In connection with the restructuring of substantially all of the outstanding Senior Subordinated Convertible Notes (see Note 9. Debt), the Company recorded a non-cash gain on extinguishments of debt of $248,383 for the year ended September 30, 1999.

There were no significant non-cash investing or financing activities for the year ended September 30, 1998.

6. INVENTORIES

Inventories consisted of the following at September 30, 2000 and 1999:

                                              2000                  1999
      ------------------------ ----------------------- ---------------------
      ------------------------ ----------------------- ---------------------
      Raw materials                        $5,519,573              $984,082
      ------------------------ ----------------------- ---------------------

      Finished goods                        2,125,434               951,750
      ------------------------ ----------------------- ---------------------

      Less    allowance   for
      obsolescence                           (180,000)                   --
      ------------------------ ----------------------- ---------------------
                                           $7,465,007            $1,935,832
      ------------------------ ----------------------- ---------------------

7.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2000 and 1999:

      --------------------------------------- ------------- ----------------- ------------------
                                              Useful Life
                                                (Years)
                                              Life (Years)              2000               1999

      --------------------------------------- ------------- ----------------- ------------------

      Building                                     30             $4,000,000                 $0
      --------------------------------------- ------------- ----------------- ------------------
      Land                                        N/A                500,000                  0
      --------------------------------------- ------------- ----------------- ------------------
      Construction in process                     N/A              1,222,838                  0
      --------------------------------------- ------------- ----------------- ------------------
      Computer equipment                          3-4              1,132,433           $967,753
      --------------------------------------- ------------- ----------------- ------------------
      Machinery and equipment                      7               2,910,712                 --
      --------------------------------------- ------------- ----------------- ------------------
      On-Site Analyzers                            5               2,729,415          1,482,829
      --------------------------------------- ------------- ----------------- ------------------
      Tooling                                      5                 372,998             24,253
      --------------------------------------- ------------- ----------------- ------------------
      Furniture and fixtures                      3-5                463,675            190,452
      --------------------------------------- ------------- ----------------- ------------------
      Leasehold improvements                      2-5                126,845             26,555
      --------------------------------------- ------------- ----------------- ------------------
                                                                  13,458,916          2,691,842
      --------------------------------------- ------------- ----------------- ------------------
      Less: accumulated depreciation and
      amortization                                                (1,796,052)        (1,158,725)
      --------------------------------------- ------------- ----------------- ------------------
                                                                 $11,662,864         $1,533,117
                                                                 ===========         ==========

Depreciation of leased OSA-II machines in the amount of $440,271 and $160,029 for the years ended September 30, 2000 and 1999, respectively, has been allocated to cost of sales as it directly relates to cost of services.


8.  CAPITALIZED DATABASE

Capitalized database consisted of the following at September 30, 2000 and 1999:

                                                  Useful
                                                Life (Years)          2000               1999
    ------------------------------------------ ---------------- ------------------ ------------------

        Capitalized database                           15           $3,162,500         $3,162,500
    ------------------------------------------ ---------------- ------------------ ------------------
        Less:  accumulated amortization                             (1,510,973)        (1,300,139)

    ------------------------------------------ ---------------- ------------------ ------------------
                                                                    $1,651,527         $1,862,361
                                                                    ==========         ==========


The capitalized database contains an active library of engine and machine tests that have a diagnosed history. The value of the capitalized database was determined based on an assessment of the number of samples included in the database and a per unit cost to develop/buy the data.

  9.  DEBT

           Lines of credit at September 30, 2000 and 1999 are as follows:

                                                                              2000             1999
             ----------------------------------------------------------- ---------------- ----------------

             ----------------------------------------------------------- ---------------- ----------------
             Nations Credit Commercial Corporation                                $   --       $1,913,986

             ----------------------------------------------------------- ---------------- ----------------
             GMAC Business Credit, LLC                                        11,841,418               --
             ----------------------------------------------------------- ---------------- ----------------
                                                                             $11,841,418       $1,913,986
             ----------------------------------------------------------- ---------------- ----------------

         Long-term debt at September 30, 2000 and 1999 is as follows:

                                                        Due Date           Rate                2000             1999

           Short-term unsecured loan                February 2000          10%         $         --           $500,000

           Note payable - Onkyo                     May 31, 2001          6.06%             1,000,000               --

           Senior subordinated convertible
           notes                                    June 2001              10%                378,000          707,000

           Term A Loan                              August 2003        (see below)          5,230,000               --

           Term B Loan                              August 2003        (see below)          6,000,000               --
           Promissory notes                         August 2003           7.51%            12,000,000               --
           Senior secured promissory notes          August 2008            15%             12,000,000               --
                                                                                           ----------       ----------
           Less:                                                                           36,608,000        1,207,000
           Original issue discount - Warrants                                                (958,289)
                                                                                                                    --
           Current maturities                                                              (3,449,666)      (1,207,000)
                                                                                          ----------        -----------
                                                                                          $32,200,045
                                                                                          ===========      $===========

Scheduled maturities of notes payable are as follows:

         Fiscal Year Ending September 30:

                            Consolidated                   GTI

         2001             $3,449,000                   $  378,000
         2002              2,672,000                           --
         2003             18,487,000                   12,000,000
         2004                     --                           --
         Thereafter       12,000,000                    5,000,000
                          ----------                    ---------
                         $36,608,000                  $17,378,000
                         ===========                  ===========

Senior Subordinated  Convertible Notes
On June 9, 1995, the Company entered into an agreement with advisory clients of Ganz Capital Management, Inc., now Mellon Private Asset Management ("Mellon"), whereby the holders would purchase $3,020,000 nine percent (9%) Senior Subordinated Convertible Notes (the "Notes") from the Company, which matured in June 2000. The Notes were subject to an Indebtedness to Equity ratio that could not exceed 1.5 to 1.0. As of September 30, 1998, the Company was not in
compliance   with  the  ratio.   In  fiscal  1999,   the  Company   restructured
substantially all of the $3,020,000 Notes, which included a waiver of the debt to equity ratio until September 30,1999. As of September 30, 1999, the Company was in compliance with this ratio.

During December 1998, in connection with the restructure of substantially all of the outstanding $3,020,000 Notes, the Company prepaid an aggregate of $745,000 principal amount of Notes for $496,617 resulting in a savings of $248,383 in principal amount (not including future debt service costs.) In connection with the discounting of these Notes, the Company issued to the Noteholders warrants to purchase an aggregate of 248,383 shares of the Company's Common Stock exercisable over a five-year period at $1.78 per share. In addition, on December 15, 1998 concurrent with the approval of the sale of TSA Assets by the Company's stockholders, Noteholders representing $2,240,000 of the remaining $2,275,000 in Notes outstanding agreed to be prepaid $1,568,000 of the Notes, leaving $707,000 of principal outstanding due in June 2000.

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

In June 2000, the Company repaid $329,000 of the outstanding Notes. In addition, the Company and Noteholders representing $363,000 of Notes agreed to extend the due date of the Notes until June 2001. In return, the Company agreed to increase the interest rate from 5% to 10% and reduce the conversion price from $2.00 per share to $1.50 per share. Additionally by allowing the Company to enter into the OAI acquisition, the remaining Ganz Noteholders permanently waived the 1.5 to
1.0 indebtedness requirement.

Short-Term  Unsecured  Loan
On August 13, 1999, a trust in which Mr. G. Jeff Mennen, a director of the Company, is one of the trustees provided the Company a six-month short-term unsecured loan of $500,000 at a 10% interest rate. As consideration, the Trust received 50,000 warrants at the market price of $.875 exercisable immediately, and 50,000 warrants at the market price of $.875 exercisable in one year. The value of these warrants of $76,344 has been deducted as interest expense in the fourth quarter of fiscal year 1999. The loan plus accrued interest was repaid in January 2000.

Lines  of  Credit
On July 1, 1997, the Company entered into a three-year asset-based financing agreement with Nations Credit Commercial Corporation ("Nations Credit Facility"). The Nations Credit Facility, which was secured by substantially all of the assets of the Company, enabled the Company to borrow up to $5,000,000 based upon certain percentages of accounts receivable and inventory balances. The interest rate on the Nations Credit Facility was 1-1/2% over the prime rate and was payable monthly. The weighted average interest rate during the year ended September 30, 1999 was 17.4%. The maximum amount outstanding at any month end was $1,913,986 at September 30, 1999. The average outstanding balance was $1,090,287 during the year ended September 30, 1999. As a result of the sale of TSA assets, the note balance of approximately $1,914,000, which included a redemption fee of $100,000, was paid, the Credit Facility was cancelled, and liens on all assets of the Company were released on October 1, 1999.

In connection with the acquisition of OAI, the Company entered into a secured three-year $31,230,000 credit facility with GMAC Business Credit, LLC, (the "GMAC Credit Facility"). The proceeds were used to repay OAI's existing indebtedness owed to another institutional lender and to lend part of the cash purchase price to GTI. The GMAC Credit Facility consists of a revolving line of credit and two term loans.

The revolving line of credit is for a maximum of $20,000,000 subject to meeting various financial and other covenants. Under the line of credit, OAI may borrow up to 85% of eligible accounts receivable plus the lesser of 60% of all eligible inventory or $7,500,000. This facility cannot be used to fund the operations of the Company and its subsidiaries, other than OAI. As a condition of granting the GMAC Credit Facility, GMAC required that this facility be used to provide working capital to OAI only. Except for the possibility of the payment of management fees and a dividend on the Company's over $3,000,000 preferred stock investment in OAI, OAI is restricted from using its credit facility to fund the activities of the Company's corporate office or any of its other subsidiaries. As of January 12, 2001, OAI had not paid the Company any management fees or preferred dividends and none are presently anticipated to be paid. The GMAC Credit Facility includes, among other things, covenants regarding certain financial ratios of OAI. At September 30, 2000, Management believes OAI is in compliance with such covenants. See Note 20. Subsequent Events.

The weighted average interest rate at and during the year ended September 30, 2000 was 10.5%. The maximum amount outstanding at any month end was $11,841,418 at September 30, 2000. The average outstanding balance was $9,841,267 during the year ended September 30, 2000.

Term A and B Loans
The GMAC term loans are for $5,230,000 and $6,000,000. The $5,230,000 term loan ("Term A") is due in monthly installments of approximately $72,639 with a balloon payment due on August 30, 2003 of approximately $2,615,000; the other term loan ("Term B") is due in monthly installments of $100,000 increasing to monthly installments of $150,000 on October 1, 2001 and to $250,000 per month on October 1, 2002. The final payment is due on August 30, 2003. Except for LIBOR loans, which may be advanced under the line of credit, interest on the revolving line and the Term A loan is the greater of the Federal Funds Rate plus one-half percent or prime, increased by one percent. Interest on the Term B loan is the greater of the Federal Funds Rate plus one-half percent or prime, increased by one and one-half percent. At the closing, the Company borrowed a total of $20,543,338 under the GMAC Credit Facility. The GMAC Credit Facility is secured by a first lien on all of the assets of OAI. GTI guaranteed the GMAC Credit Facility and pledged all of its outstanding stock of OAI as additional security.

Senior Secured  Promissory Notes
As a part of the OAI acquisition, GTI and OAI borrowed a combined $12,000,000 from the Wilmington Trust Company and George Jeff Mennen, co-trustee u\a dated November 25, 1970 with George S. Mennen FBO John Henry Mennen, collectively (the "Mennen Trusts"). The OAI loan of $7,000,000 is due in August 2008 and is secured by a second lien on all of the assets of OAI. The GTI loan of $5,000,000 is due August 2008 and is secured by a first lien on all of the assets of GTI except for the capital stock and assets of OAI. The interest rate on both loans is 15% per annum, of which 12.5% is payable monthly, with 2.5% per annum accruing and due at maturity.

In connection with the loans made by the Mennen Trusts, the Company issued warrants to purchase 1,500,000 shares of its Common Stock exercisable at $.94 per share over a 10-year period. The value of these warrants, $968,896; has been recorded as an original issue discount, which is being amortized as interest expense over the term of the loans.

Promissory Notes
Onkyo accepted $12,000,000 unsecured promissory notes due on August 31, 2003 bearing interest at 7.51%, as a part of the consideration for the sale of OAI. See Notes 4 and 20. Subsequent Events.

Note  Payable-Onkyo
OAI has a $1,000,000 unsecured promissory note payable to Onkyo due on May 2001 bearing interest at the Federal Funds Rate less.5% (See Note 20.)

10. COMMITMENTS AND CONTINGENCIES

The  Company  leases  office  space  under   non-cancelable   operating  leases.
Approximate future minimum rental commitments under these leases are as follows:

         Fiscal Year Ending September 30:

         2001               $496,000
         2002                336,000
         2003                163,000
         2004                 63,000
         Thereafter           66,000

Total rental expense for operations amounted to approximately $222,000, $379,000
and  $372,000  for  the  years  ended   September  30,  2000,   1999  and  1998,
respectively.

The Company has commitments under certain employment agreements entered into with individuals in management positions. Approximate base salary payments due under these agreements are as follows: $1,300,000 in fiscal 2001, and $650,000 in fiscal 2002, and $400,000 in fiscal 2003.

The Company has from time to time incurred expenses associated with litigation defense and payment of settlements or judgments in connection with its businesses. The Company believes that such litigation and other legal matters should not have a significant adverse effect on the Company's financial position or results of operations.


11. EARNINGS PER SHARE

Net income (loss) per common share is calculated according to SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share are calculated by dividing Income (Loss) Available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per share is calculated by dividing Net Income (Loss) Available to Common Stockholders by the weighted average number of shares of common Stock and dilutive potential common Stock equivalents outstanding during each period.

For the years ended September 30, 2000, and 1998, the dilutive effect of convertible securities and common stock equivalent shares of 4,088,871, and 1,274,896, respectively, were not included in the dilutive average common shares outstanding, as the effect would have been antidilutive.

                                                         For the Year Ended September 30, 1999
                                                  Income                   Share               Per-Share
                                                (Numerator)            (Denominator)            Amount
Basic
Income available
    To common stockholders                        $3,973,882              29,108,705            $0.14

Effect of Dilutive Securities
Options and Warrants                                                         138,009
Convertible preferred stock                          265,327               3,901,023

Diluted
Income available to common
Shareholders plus assumed
Conversion                                        $4,239,209              33,147,737            $0.13


Options and warrants to purchase 3,272,795 shares of common stock at prices ranging from $1.06 to $8.75 were outstanding during the period ended September 30, 1999 but were not included in the computation of diluted earnings per share because exercise price was greater than the market price of the common shares.


12.  INCOME TAXES

Income tax expense for the years ended September 30, 2000, 1999, and 1998 was $0, $53,000, and $58,801, respectively.

A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. The Company has determined, it is not more likely than not that the net deferred tax assets at September 30, 2000 will be realized before the expiration of the underlying net operating loss carryforwards which will begin expiring in 2002. Accordingly, a 100% valuation allowance has been recorded on the potential tax benefit generated from the operating loss carryforwards.

At September 30, 2000, the Company has net tax basis Federal operating loss carryforwards of approximately $34,000,000, which may be used to offset future taxable income, if any. The Company's net operating loss carryforwards expire between 2002 and 2019.


13.  RELATED PARTY TRANSACTIONS

In order to assure the Company would not violate a covenant under the Notes, in January 1998, G. Jeff Mennen, a director of the Company, agreed to infuse sufficient capital into the Company to maintain compliance of this ratio through October 1, 1998 or refinance the Notes (see Note 9. Debt). In consideration for this guarantee, the Company issued to Mr. Mennen 50,000, 10-year warrants exercisable at $2.00 per share and agreed to register the underlying shares of Common Stock at its sole expense. These warrants were valued at $31,854 and were recorded as an expense in fiscal 1999.
                                       36

On November  17,  1998,  the Company  sold  $3,500,000  of Series B  Convertible
Preferred Stock ("Series B Preferred") to the Mennen Trust. The Series B Preferred is convertible into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 85% of the closing bid price of the Common Stock on the previous trading day (the "Conversion Price"). The Company had the option to redeem the Series B Preferred at a price of 115% of Stated Value plus accrued dividends, which option expired on January 1, 2001. The intrinsic value of the above described beneficial conversion feature of ($618,625) was recognized as an increase in additional paid-in-capital and a decrease in Series B Preferred. This beneficial conversion feature was amortized as an embedded Series B Preferred dividend through November 1, 1999 (the date on which the stock could have been converted into Common Stock). The Series B Preferred pays a dividend of 9% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of:
(A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause (A). As additional consideration, the Company issued to the Mennen Trust 350,000 warrants to purchase the Company's Common Stock exercisable over a 10-year period at a price of $1.94 per share (which was equivalent to $1.00 above the closing price on the day of consummation of the Series B Preferred sale transaction). These warrants were valued at $177,251, and have been deducted from Net Income (Loss). Available to Common Stockholders for the purpose of calculating income per share for the period ended September 30, 1999. Additionally, since the Series B Preferred was not redeemed or converted into Common Stock on or before May 1, 1999 (which conversion required the Company's consent), the Company issued to the Mennen Trusts an additional 50,000 10-year warrants exercisable at a price of $1.75, $0.50 per share above the closing price of the Company's Common Stock on April 30, 1999. These warrants were valued at $27,048 and have been deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income per share for the period ended September 30, 1999.

Under the original terms of the Series B Preferred, the Company was allowed to redeem the Series B Preferred Stock at a 15% premium until October 27, 1999. A redemption did not occur by that date, so the Company was required to file a registration statement no later than November 30, 1999. However, on October 21, 1999, the Mennen Trust agreed to allow the Company to delay filing a registration statement until January 1, 2001 to cover the potential public sale of the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock and warrants. Under the terms of the agreement, the Mennen Trusts received 250,000 warrants at a strike price of $2.38. In return, the Company maintained its 15% redemption right and was allowed to extend the required registration or redemption until January 1, 2001. These warrants were valued at $252,180 and were deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income per share for the first quarter of fiscal year 2000. On January 5, 2001, the Mennen Trust again granted an extension to the Company to redeem the Series B Preferred. See Note 20. Subsequent Events.

On August 13, 1999, the Mennen Trusts provided the Company a six-month short-term unsecured loan of $500,000 at a 10% interest rate. As consideration, the Mennen Trusts received 50,000 warrants at the market price of $.875 exercisable immediately, and 50,000 warrants at the market price of $.875 exercisable in one year. These warrants were valued at $76,344 and were deducted as interest expense in the fourth quarter of fiscal year 1999. The loan along with accrued interest was repaid in January 2000.

In fiscal 1993, Stuart Landow, the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company entered into an employment agreement ("Employment Agreement") which provided a base salary of $200,000 per year. Additionally, the Employment Agreement called for incentive compensation payments. The incentive cash compensation expense for fiscal 2000, 1999, and 1998 was $0, $0 and $92,760, respectively.

As a result of the hiring of a new CEO, who replaced Mr. Landow as CEO in May 1997, a breach in the terms of the Employment Agreement occurred; thus, Mr. Landow could have requested that the "Good Reason" clause of his contract be triggered effective July 1, 1997. Mr. Landow waived this clause with the approval of the Board of Directors. This waiver was effective until June 30, 1998 or earlier, if elected by Mr. Landow at which time the terms of the original Employment Agreement remained in effect, with the exception of the incentive payments which would be calculated based on the previous sales for the period from July 1, 1996 through June 30, 1997.

In June 1998, Mr. Landow agreed to modify his Employment Agreement, which resulted in Mr. Landow resigning as Chairman and as a director of the Company.

Mr. Landow agreed to a reduction of approximately $195,000 of the total compensation he was entitled to receive by reducing the 36-month term of the severance to 30 months. Mr. Landow agreed to raise the exercise price on 200,000 of his options to purchase 600,000 shares of the Company's Common Stock (all of which remain vested) from $2.06 to $3.56. In return for these modifications to the Employment Agreement, the Company agreed to extend the exercise period for all of Mr. Landow's 600,000 vested options from the original expiration date of July 1, 1999 to the new date of July 1, 2001.

Additionally, the modified Employment Agreement provides that Mr. Landow would repay the Company approximately $105,000 he previously borrowed, together with 9% per annum interest over the 30-month term. The Company is deducting the monthly installments from Mr. Landow's monthly severance compensation payments.

As a result of the modification to the Employment Agreement the Company recorded a one-time charge against earnings of $1,085,587, which is included in "Severance expense" in the accompanying Consolidated Statement of Operations for the year ended September 30, 1998. This charge was comprised of $918,507 in future severance payments and a non-cash charge of $167,080, recorded for the change in the stock option measurement date.

As of September 30, 2000, the Company owes Mr. Landow additional payments totaling $89,799, which is included in accrued liabilities in the accompanying financial statements.

For addtional related party transactions. See Notes 9, 19 and 20.


14. STOCK AND STOCK OPTION PLANS

The 1990 Stock Plan, as amended, covers 3,630,000 shares of Common Stock and is intended to provide: (a) officers and other employees of the Company opportunities to purchase stock in the Company pursuant to options ("Options") granted hereunder which qualify as Incentive Stock Options ("ISOs") under the Internal Revenue Code of 1986, as amended; (b) directors, officers, employees and consultants of the Company opportunities to purchase stock in the Company pursuant to Options granted hereunder which do not qualify as ISO's ("Non-Qualified Options"); (c) directors, officers, employees and consultants of the Company awards of stock in the Company ("Awards"); (d) directors, officers, employees and consultants of the Company opportunities to make direct purchases of stock in the Company ("Purchases"); and (e) directors of the Company who are not employees of the Company with Non-Discretionary Options.

The 1990 Stock Plan is administered by a committee of three non-employee directors. The committee, subject to certain restrictions in the 1990 Stock Plan, has the authority to grant or issue, as applicable, ISOs, Non-Qualified Options, Awards, Purchases and Non-Discretionary Options. The committee also establishes exercise or issue prices, vesting schedules and expiration dates.

The Company's 1993 Stock Option Plan (the "1993 Plan") covers 2,150,000 shares of Common Stock. The 1993 Plan provides: (a) officers and other employees of the Company opportunities to purchase stock in the Company pursuant to Options granted hereunder which qualify as ISOs; and (b) directors, officers, employees and consultants of the Company opportunities to purchase stock in the Company pursuant to Non-Qualified Options.

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

The Company has issued the following Options and warrants to directors, officers, employees and consultants during fiscal 2000, 1999 and 1998. All of the following Options and warrants issued to employees, directors and officers were issued at the fair market value of the underlying stock at the date of grant; therefore, no compensation expense has been recognized. The fair value of Options or warrants issued to consultants was charged to operations.


                                          2000                             1999                             1998
                                          ----                             ----                             ----


                                               WEIGHTED                            WEIGHTED                       WEIGHTED
                                               AVERAGE                             AVERAGE                        AVERAGE
                              OPTIONS/         EXERCISE           OPTIONS/         EXERCISE          OPTIONS/     EXERCISE
                              WARRANTS          PRICE             WARRANTS          PRICE            WARRANTS      PRICE
                              -------           -----             -------           -----            -------       -----

Outstanding,
beginning of year:
                            3,960,461              $1.94         3,265,872              $2.34       3,160,580      $2.66

Granted                     2,801,750              $1.11         1,219,748              $1.53       1,683,727      $1.79

Expiration Dates             10/20/04 -                          11/13/03 -                          01/12/2002-
                             9/1/2010                            9/22/2009                           09/01/2008

Exercised                     (5,000)               $.53          (50,550)               $.53       (549,700)      $.71

Expired or Canceled
                             (90,379)              $3.18         (474,609)              $3.23     (1,028,735)      $3.33
                             -------                             --------                         ----------       -----

Outstanding, end
of year:                    6,666,832              $1.57         3,960,461              $1.94       3,265,872      $2.34
                            =========              =====         =========              =====       =========      =====

Exercisable,end
of year:                    5,093,532              $1.73         3,117,323              $2.12       1,802,234      $2.94
                            =========              =====         =========              =====       =========      =====

Weighted-average
fair value of
options granted
during the year                  $.85                                 $.60                          $.98
                                 ====                                 ====                          ====


Available for
grant, end of year:           331,242
                              =======



Included in the above table at September 30, 2000 are 575,000 outstanding options, which were granted outside of the Stock Option Plans during fiscal 1998 and 1997 with a weighted average price of $2.00, and $1.98, respectively. Also, included in the above table are 2,823,383 warrants, which were granted during fiscal 1998, 1999 and 2000 at prices ranging from $.875 - $2.00.
                                       40

Information about stock options in various price ranges at September 30, 2000 follows:


                                 OPTIONS/WARRANTS OUTSTANDING                                  OPTIONS/WARRANTS EXERCISABLE
--------------------------------------------------------------------------------------    ----------------------------------


                                                    Weighted-Average      Weighted-Average
                                     Outstanding      Remaining              Exercise          Exercisable     Weighted-Average
              Range of                  as of       Contractual Life           Price              as of         Exercise Price
          Exercise Prices             09/30/00         (Years)                                  09/30/00

         $0.00  -     $1.00           2,923,250          7.1                    $0.92          1,809,453              $0.91
         $1.01  -     $2.00           2,515,276          7.0                    $1.63          2,060,773              $1.70
         $2.01  -     $3.00             824,820          5.2                    $2.28            824,820              $2.28
         $3.01  -     $5.00             295,000          6.0                    $3.47            295,000              $3.47
         $5.01  -     $8.00              78,486          4.5                    $6.81             73,486              $6.83
         $8.01  -    $10.00              30,000          3.5                    $8.75             30,000              $8.75
         -----                           ------          ---                    -----             ------              -----
                                      6,666,832          6.8                    $1.57          5,093,532              $1.73
                                      =========                                                =========


The Company has adopted the disclosure only provisions of SFAS No. 123, Accordingly, no compensation cost has been recognized for its Stock Option Plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, the Company's net income (loss) and loss per share would have decreased (increased) accordingly. Using the Black-Scholes Option Pricing Model for all Options granted after October 1, 1995, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:


                                                          2000                  1999                1998
                                                          ----                  ----                ----

Pro forma net income
(loss)                                                 $(6,445,393)           $3,445,032         $(6,577,819)
Pro forma  basic and  diluted  net income  (loss)
per share                                                 (.22)                  .12                  (.23)
Expected life (years)                                       7                     7                     7
Risk-Free interest rate                                   6.14%                 6.14%                 5.67%
Expected volatility                                        75%                   69%                   86%
Quarterly dividend                                         None                  None                  None

Because SFAS No. 123 method of accounting has not been applied to Options granted prior to October 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


15. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS



During fiscal 2000, 80% of OAI sales were derived from three customers. Delphi Delco Electronics accounted for approximately 55% and Daimler-Chrysler and Fujitsu Ten together, accounted for approximately 25%.

During fiscal 2000, approximately 40% of On-Site's revenues were derived from one customer, Speedco, Inc.

In fiscal 1999, On-Site derived approximately 50% of its revenue from the sale of 10 OSA-II units to Flying J, Inc. Additionally, in fiscal 1999, On-Site derived approximately 14% of its revenue from ongoing long-term leases with Speedco, Inc., a major truck stop company affiliated with Shell/Equilon. Loss of Speedco, Inc. ongoing revenues during fiscal year 2001 would have a material adverse impact on the Company.


In fiscal 1999 and 1998, TSA derived approximately 99% of its sales from Daimler-Chrysler.

During fiscal 1998, approximately 63% of On-Site's revenues was derived from four customers, all of which were different than the key customers noted above in fiscal 1999.


16.  DISCONTINUED OPERATIONS

On September 30, 1999, the Company sold substantially all of the assets of its 85% owned subsidiary, TSA and other assets used in TSA's business to OAI. Accordingly, the operations and financial activity associated with this business were previously classified as discontinued operations, but have been reclassified as continuing operations as a result of the Company acquiring 100% of the outstanding stock of OAI on August 31, 2000.


17.  SEGMENT INFORMATION

The Company currently classifies its operations into the following segments: (1) Automotive Audio Technology, which consists of OAI and TSA, and (2) Oil Analysis Service, which consists of On-Site operations. Corporate and other includes general corporate assets consisting primarily of cash and cash equivalents, property and equipment, and corporate expenses. The material components of corporate general and administrative expenses are salaries and benefits; travel and entertainment; consulting; and proxy, printing and transfer costs. In fiscal 2000, 1999 and 1998, corporate expenses (salaries, benefits and general and administrative expenses) have been allocated to the segments. Financial information about the Company's operations by segments for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                       Automotive         Oil Analysis           Corporate
                                    Audio Technology         Service             And Other            Consolidated
Revenue:
                      2000             $ 6,478,163         $ 1,124,265                $    -            $ 7,602,428
                      1999               8,863,814           1,389,678                     -             10,253,492
                      1998              10,815,205             392,653                     -             11,207,858


Net Income (Loss):
                      2000               $(61,143)       $ (4,462,969)           $ (893,006)           $(5,417,118)
                      1999               9,263,284         (3,563,404)             (537,270)              5,162,608
                      1998               1,949,924         (5,550,296)           (1,929,190)            (5,529,562)

Assets:
                      2000             $60,301,707          $5,453,413            $2,211,511           $ 67,966,631
                      1999                    -              5,682,570             9,991,778             15,674,348
                      1998               2,432,786           3,943,553               896,756              7,273,095


Depreciation and
Amortization:
                      2000                $285,779            $788,661              $ 35,764             $1,110,204
                      1999                 201,980             506,598               133,653                842,231
                      1998                 306,130             847,236               138,341              1,291,707

18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                     First              Second               Third             Fourth
                                    Quarter             Quarter             Quarter            Quarter           Total
                             ---------------------------------------------------------------------------------------------
                                                                     (unaudited)
                                                        For the year ended September 30, 2000
Net sales                         $ 185,050          $ 298,503           $ 311,097         $ 6,807,778       $ 7,602,428

Gross profit (loss)                 (87,442)          (123,853)           (151,039)            425,045            62,711
Loss before
 extraordinary items             (1,414,438)        (1,440,784)         (1,509,678)         (1,674,754)       (6,039,654)
Net loss available to
 common stockholders             (1,414,438)        (1,440,784)         (1,509,678)         (1,674,754)       (6,039,654)

Net loss per share                    (0.05)             (0.05)              (0.05)              (0.06)            (0.21)

                                    First              Second               Third              Fourth
                                   Quarter             Quarter             Quarter             Quarter           Total
                             ---------------------------------------------------------------------------------------------
                                                                     (unaudited)
                                                        For the year ended September 30, 1999

Net sales                        $ 2,092,889        $ 2,591,664         $ 2,858,094        $ 2,710,845     $ 10,253,492
Gross profit                         781,398            915,807           1,165,029            611,318        3,473,552
Income (loss) before
 extraordinary items                 326,473           (830,595)            237,175          4,268,095        4,001,148
Net income (loss) available
 to common stockholders              485,218           (830,595)            237,175          4,082,084        3,973,882

Net income (loss) per share             0.02              (0.03)               0.01               0.14             0.14

19.  PRIVATE PLACEMENT OF SERIES A AND B CONVERTIBLE PREFERRED STOCK

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


As part of the transaction, the foreign investors and the placement agent received a total of 250,000 three-year warrants exercisable at $1.10, of which 100,000 warrants were fully vested upon funding and the remaining 150,000 warrants vested upon the redemption on November 13, 1998. These warrants were valued at $77,209 and $108,070 and were deducted from Net Income (Loss) Available to Common Stockholders for the purposes of calculating net income
(loss)  per  share  for  the  periods  ending   September  30,  1999  and  1998,
respectively.

Under the terms of the Preferred Stock agreement, the holders of Series A Preferred had the right to convert each share of Series A Preferred into a number of shares of Common Stock in whole or in part cumulatively. The Company had the right to redeem the Series A Preferred, at any time, in whole or in part at 120% of the purchase price of the Series A Preferred plus all accrued and unpaid dividends. The intrinsic value of the above described beneficial conversion feature of ($250,000) was recognized as an increase in additional paid-in-capital and a decrease in Series A Preferred. This beneficial conversion feature was amortized as an embedded Series A Preferred dividend through November 8, 1998 (the date on which all the stock could have been converted into Common Stock). On November 8, 1998, the Company redeemed one-half or $500,000 Stated Value of the existing Series A Preferred Stock by paying the holders an aggregate purchase price of $600,000. The holders also agreed not to convert $350,000 Stated Value of Series A Preferred until after March 31, 1999 (and the Company retained the right to redeem $350,000 Stated Value of Series A Preferred Stock at a 20% premium above Stated Value at any time before or after March 31,
1999). The remaining $150,000 Stated Value of Series A Preferred was converted into an aggregate of 387,554 shares of Common Stock (including accrued dividends) in accordance with the terms of the Series A Preferred. As consideration for the delay in converting $350,000 Stated Value of the Series A Preferred, the Company issued to the two holders thereof, five-year warrants to purchase an aggregate of 25,000 shares of Common Stock exercisable at $.8937 per share commencing in April 1999. These warrants were valued at $10,298 and were deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating net income per share for the year ended September 30, 1999.

On March 30, 1999, the Company and the holders of the Series A Preferred agreed to modify the conversion terms of the remaining $350,000 of Series A Preferred resulting in the conversion of the Series A Preferred into Common Stock at $1.00 per share, or 350,000 shares. The holder agreed to restrict public sale of these 350,000 shares of Common Stock until October 1, 1999 and thereafter 70,000 shares, on a cumulative basis, may be sold each month. The $1.00 price was substantially higher than the price permissible and occurred as the result of the Company agreeing not to redeem the $350,000 Series A Preferred.

On November 17, 1998, the Company sold $3,500,000 of its Series B Convertible Preferred Stock (see Note 13. Related Party Transactions).

20. SUBSEQUENT EVENTS

On November 30, 2000, the Mennen Trust guaranteed a 13 month $1,000,000 note from the Company to TSA, the Company's 85% owned subsidiary. This permits the Company to use TSA's cash, which had been allocated in the event the arbitration proceeding with NCT was unsuccessful. In consideration for the guarantee, the Company agreed to pay the Mennen Trust a $50,000 fee on January 15, 2001 and issued to them 150,000 ten year warrants exercisable at a strike price of $.4375. These warrants were valued at approximately $54,000 and will be deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share during the first quarter of fiscal year 2001.

If the Mennen Trust is required to pay under the guarantee in whole or in part, the Company shall issue to them 10% convertible preferred stock, convertible at a 30% discount from market (but not less than $.60 per share), redeemable at the Company's option at 115% of face value through June 30, 2001, and 120% thereafter. Such conversion feature would result in an embedded dividend that would be deducted from Net Income (Loss) Available to Common Stockholders. The Company shall use it best efforts to register the Common Stock issuable upon conversion within six months of issuance of the preferred stock. Only 1/6 of face value of the underlying Common Stock can be sold per month, cumulative.

On January 9, 2001, the Mennen Trust extended the time for the Company to redeem the Series B Preferred at 115% of stated value plus accrued dividends until January 1, 2002. The Series B Preferred cannot be converted prior to January 1, 2002 without the express written consent of the Company. Under the terms of the extension, the Company shall not be obligated to file a registration statement for the underlying Common Stock until January 1, 2002. As consideration for this modification, the Company issued 25,000 warrants to the Mennen Trust at a strike price of $.4375. These warrants were valued at approximately $9,000 will be deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share for the second quarter of fiscal year 2001.

In early December 2000, the Company notified GMAC that OAI had violated the Fixed Charge Coverage Ratio of at least 1.15 to 1 covenant of the GMAC Credit Facility. This violation occurred due to the unexpected significant slowdown in the OEM automobile market during the fourth calendar quarter of 2000. Due to this slowdown, OAI sales and earnings, which are historically directly correlated to OEM sales volumes were lower than expected.

In recognition of the severity of the unexpected downturn and due to management's efforts to reduce operating costs, GMAC waived the covenant violation and reset OAI's operating covenants to lower levels through the period ending December 31, 2001.

In early January 2001, Onkyo and the Company modified the Share Purchase Agreement by reducing the promissory notes payable to Onkyo by $1,000,000 and waiving the interest on the $1,000,000. Additionally, Onkyo extended the time for OAI to pay approximately $3,200,000 comprised of a $1,000,000 note payable (see Note 9. Debt) and approximately $2,200,000 in royalties payable included in accounts payable at September, 30, 2000, from May 31, 2001 to March 10, 2002.
                                       45

In January 2001, the Company sold $2,000,000 of its Series C Convertible Preferred Stock ("Series C Preferred") to the Mennen Trusts and received a commitment for an additional $2,000,000 during fiscal 2001 from Mr. G. Jeff Mennen, (the "Standby Commitment"), if required as described below. The Series C Preferred is convertible into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 75% of the closing bid price of the Common Stock on the previous trading day but not less than $.4375 per share (the "Conversion Price"). The Company has the option to redeem the Series C Preferred at a price of 115% of Stated Value plus accrued dividends, which option expires on June 30, 2001. Thereafter, the redemption premium increases to 120% of stated value plus accrued dividends. The Series C Preferred pays a dividend of 10% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of: (A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause (A). As additional consideration, the Company issued to the Mennen Trusts 200,000 warrants to purchase the Company's Common Stock exercisable over a 10-year period at a price of $.4375 per share. These warrants were valued at approximately $72,000 and will be deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share for the second quarter of fiscal year 2001. Mr. G. Jeff Mennen, a co-trustee of the Mennen Trusts, agreed to fund the Standby Commitment if the Company `s cash and cash equivalents fall below $400,000 during fiscal year 2001. To the extent the Company obtains equity capital from another source, the Standby Commitment will be reduced dollar for dollar. To the extent that Mr. Mennen funds the Standby Commitment, he will receive a new series of convertible preferred stock substantially similar to the Series C; except that the conversion price will be equal to fair market value at the time of funding divided by 70% without an absolute floor price. As consideration for issuance of the Standby Commitment, the Company issued to the Mennen Trust 400,000 warrants exercisable at $.6875 per share. These Warrants were valued at approximately $204,000 and will be deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share for the second quarter of fiscal year 2001.


21.      LIQUIDITY

As more fully explained in Note 19, subsequent to year end, the Company sold $2,000,000 of Series C Convertible Preferred Stock and received a commitment from Mr. G. Jeff Mennen to provide $2,000,000 to purchase additional shares of preferred stock should the Company's cash and cash equivalents fall below $400,000.

As also explained in Note 20, Onkyo, among other things, extended the due date on $3,200,000 payable to March 2002 from May 2001.

Further, GMAC has reduced the requirements of certain loan covenants to recognize the effect of the anticipated reduction in automobile production that reflect on OAI products.

Based upon the above factors, coupled with Management's ability to reduce expenses should its plan to accelerate the sales of OSA-II units during fiscal 2001 not materialize, Management believes it has the resources to fund its cash requirements through the next twelve months.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

On October 5, 2000,  Global  Technovations,  Inc. (the  "Company")  retained BDO
Seidman, LLP ("BDO Seidman") as its auditors to replace Arthur Andersen LLP ("Arthur Andersen"), who was dismissed.

On October 5, 2000, the Company engaged BDO Seidman to audit the books and accounts of the Company for the fiscal year ending September 30, 2000. Previously, the Board of Directors of the Company and its Audit Committee approved the decision to change the Company's independent accountants.

The reports of Arthur Andersen on the financial statements of the Company for the two fiscal years ended September 30, 1999 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

In connection with the audits for the past two fiscal years and through October 5, 2000, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused the firm to make reference thereto in their reports on the financial statements for such period.

During the past two fiscal years and through October 5, 2000, Arthur Andersen has not advised the Company of any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K issued by the Securities and Exchange Commission). The Company has not consulted with BDO Seidman on any matter during the past two fiscal years and through October 5, 2000.


Disagreements

None.


                                    PART III

ITEM 10.          DIRECTORS   AND   EXECUTIVE   OFFICERS  OF  THE  COMPANY
                  Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders section entitled "Election of Directors".


ITEM 11.          EXECUTIVE COMPENSATION
                  Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders section entitled "Executive Officer Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference from the Proxy for the Annual Meeting of Stockholders Statement section entitled "Voting Securities and Principal Holders".

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders section entitled "Related Party Transactions".

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                            Page

(a)      (1)  Financial Statements. (See Item 8. of Form 10-K)............

(a)      (2)  Financial Statement Schedules required to be filed.

              Schedule I  - Condensed Financial Information of Registrant.51-53
              Schedule II - Valuation and Qualifying Accounts.............54

              All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(a)      (3)      Exhibits

                   EXHIBIT INDEX
------------------- ------------------------------------------------------------------------------------------ --------------
NUMBER                                                 EXHIBIT                                             Footnote

3.0                 Amended and Restated Certificate of Incorporation                                          1
3.1                 Amendment to Certificate of Incorporation                                                  2
3.2                 By-Laws                                                                                    3
3.3                 Amendment to By-Laws                                                                       2
3.4                 Amendment to the Amended and Restated Certificate of Incorporation                         4
3.5                 Form of Third Certificate of Designation (Series B Preferred Stock)                        5
3.6                 Form of Fourth Certificate of Designation (Series C Preferred Stock)
4.0                 1990 Stock Plan                                                                            6
4.1                 1993 Stock Option Plan                                                                     4
10.1                First Amendment to Lease of On-Site Analysis, Inc., Atlanta, GA                            4
10.2                Shareholder Rights Plan                                                                    7
10.3                Note Purchase Agreement dated as of June 9, 1995                                           8
10.4                First Amendment to Shareholder Rights Plan                                                 2
10.5                Second Amendment to Shareholder Rights Plan                                                9
10.6                Employment Agreement of David Natan                                                        10
10.7                Lease of office space, Palm Beach Gardens, FL                                              11
10.8                Employment Agreement of William C. Willis, Jr.                                             12
10.9                Asset Purchase Agreement - NCT Audio Products, Inc.                                        13
10.10               Amendment to Asset Purchase Agreement - NCT Audio Products, Inc.                           14
10.11               Second Amendment to Asset Purchase Agreement - NCT Audio Products, Inc.                    15
10.12               Amendment to Note Purchase Agreement dated as of June 9, 1995                              16
10.13               Amended Stock Purchase Agreement - Series B Preferred Stock                                16
10.14               Speedco,  Inc. Long-Term Lease                                                             18
10.15               Warrant - 1970 Mennen Trust
10.16               Warrant - 1985 Mennen Trust
10.17               Senior Secured Promissory Note                                                             19
10.18               Security Agreement                                                                         19

10.19               Audit Committee Charter                                                                    19
10.20               Credit Agreement between GMAC Business Credit, L.L.C. ("GMAC") and Onkyo Acquisition       20
                    Corporation ("OAC") with Schedules
10.21               Subordination Agreement of Mennen Trust in favor of GMAC                                   20
10.22               Guaranty of Global Technovations, Inc.                                                     20
10.23               Stock Pledge Agreement of Global Technovations, Inc.                                       20
10.24               Omnibus Amendment Agreement of Onkyo America ("OAI") and OAC                               20
10.25               Mortgage and Security Agreement of OAI                                                     20
10.26               Security Agreement of Onkyo America Specialty Products, Inc. ("OASP")                      20
10.27               Security Agreement of OAI                                                                  20
10.28               Patent and License Security Agreement of OASP                                              20
10.29               Stock Pledge Agreement from OAI                                                            20
10.30               $7,000,000 Senior Secured 8-year Note of OAC payable to Mennen Trust                       20
10.31               Subordinated Loan and Security Agreement of OAC in favor of Mennen                         20
10.32               Plan and Agreement of Merger between OAI and OAC                                           20
10.33               Security Agreement of GTI to Mennen Trust                                                  20
10.34               Share Purchase Agreement with Schedules                                                    20
10.35               Amendment to Share Purchase Agreement                                                      20
10.36               Second Amendment to Share Purchase Agreement
10.37               BAT $3.00 Warrants
10.38               Guarantee
10.39               Mennen Letter Agreement re: Guarantee
10.40               Mennen Agreement re: Series B Extension
10.41               Mennen Agreement re: $2,000,000 standby commitment


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              (Continued)

(b)      Reports on Form 8-K

Form 8-K dated August 31, 2000 was filed on September 14, 2000, and amended on November 13, 2000.


          Exhibit Index -   Footnotes


        1       Contained in the Form 8-A dated July 10, 1993.

        2       Contained in the Form 8-K/A No. 1 dated July 17, 1995.

        3 Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the Form 8-B on 11/16/92.

        4 Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/94 Form 10-K.

        5       Contained in Form 10-K/A No. 1 for the year ended September 30, 1998.

        6 Contained in the documents previously filed with the Securities and Exchange Commission in conjunction with the 12/31/90 Form
                10-K.

        7       Contained in Form 8-K dated January 5, 1995.

        8       Contained in documents  filed with the  Securities  and Exchange
                Commission in conjunction with the 6/30/95 Form 10-Q.

        9       Contained in the Form 8-K/A No. 2 dated December 5, 1995.

        10      Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed September 27, 1995.

        11      Contained in documents  filed with the  Securities  and Exchange
                Commission in conjunction with The September 30, 1995 Form 10-K.

        12      Contained in documents filed with the Securities and Exchange Commission in conjunction with
                September 30, 1997 Form 10-K/A No. 3.

        13      Contained in documents  filed with the  Securities  and Exchange
                Commission in conjunction with The June 30, 1998 Form 10-Q.

        14      Contained as an exhibit to the November 6, 1998 Proxy Statement.

        15      Contained in Amendment No. 5 to the Registration Statement Form S-3 filed May 21, 1999.

        16      Contained in Form 10-K for the year ended September 30, 1998.

        17      Contained in Form 10-K for the year ended September 30, 1999.

        18      Contained in Amendment No. 6 to the Registration Statement Form S-3 filed September 3, 1999.

        19      Contained in Form 10-Q dated August 21, 2000.

        20      Contained in Form 8-K dated September 14, 2000.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                            GLOBAL TECHNOVATIONS, INC
                                   SCHEDULE I
                             CONDENSED BALANCE SHEET
                           AS OF SEPTEMBER 30, 2000

ASSETS                                                                               2000
                                                                              -------------------
Current Assets:
  Cash and cash equivalents                                                    $       2,031,083
  Other current assets                                                                    72,920

                                                                              -------------------
Total current assets                                                                   2,104,003
Property and equipment, net                                                               34,174
Investment in subsidiaries                                                            20,205,501
Other assets, net                                                                        249,913
                                                                              -------------------
TOTAL ASSETS                                                                   $      22,593,591
                                                                              ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                                     378,000
  Accounts payable and accrued liabilities                                            2,189,680
                                                                              -------------------
Total current liabilities                                                             2,567,680
                                                                              -------------------
  Long term debt                                                                     16,041,711
  Other liabilities                                                                     103,207
                                                                              -------------------
Total long term liabilities                                                          16,144,918
                                                                              -------------------
Total liabilities                                                                    18,712,598
Total stockholders' equity                                                            3,880,993
                                                                              -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     22,593,591

                                                                              ===================

The "Notes to Consolidated  Financial Statements of Global  Technovations,  Inc.
and  Subsidiaries"  are an integral part of these  statements.  See accompanying
"Note to Condensed Financial Information of Registrant."



                       GLOBAL TECHNOVATIONS, INC.
                               SCHEDULE I
                   CONDENSED STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED SEPTEMBER 30, 2000

-------------------------------------------------------------------------------------------
                                                                               2000
                                                                        -------------------
Total revenue
                                                                        $                -
                                                                        -------------------
Expenses:
  General and administrative                                                       717,502
  Selling and marketing                                                            237,324
  Depreciation and amortization                                                     35,764
  Research and development                                                          15,613
                                                                        -------------------
Total expenses                                                                   1,006,203
Loss from operations before equity in net loss of subsidiaries                  (1,006,203)
Equity in net loss of subsidiaries                                              (4,524,112)
                                                                         -----------------
Loss from operations                                                            (5,530,315)

Other income (expense) including interest expense of $233,868                      113,197
                                                                        -------------------
Net loss                                                                        (5,417,118)
Embedded dividends on preferred stock                                              (55,356)
Preferred dividends                                                               (315,000)
Value of warrants issued with preferred stock                                     (252,180)
                                                                        -------------------
Net loss available to common stockholders                                      ($6,039,654)
                                                                        ===================

The "Notes to Consolidated Financial Statements of Global Technovations, Inc. and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant."

                           GLOBAL TECHNOVATIONS, INC.
                                   SCHEDULE I
                        CONDENSED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------
                                                                                             2000
                                                                                    -------------------
OPERATING ACTIVITIES:
    Net loss                                                                         $      (5,417,118)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Equity in net loss of subsidiaries                                                       4,524,112
    Depreciation and amortization                                                               35,764
    Amortization of original issue discount on debt                                             10,607
    Non cash value of services                                                                  64,771
    Decrease in other assets                                                                    22,844
    Decrease in accounts payable and accrued liabilities                                       (62,356)
    Increase in other liabilities                                                               13,408
                                                                                    -------------------
Net cash used in operating activities                                                         (807,968)
                                                                                    -------------------

INVESTING ACTIVITIES:
    Investment in subsidiaries                                                              (6,880,207)
    Proceeds from sale of subsidiary                                                         5,549,978
    Purchases of property and equipment                                                        (17,115)
                                                                                    -------------------
Net cash used by investing activities                                                       (1,347,344)
                                                                                    -------------------

FINANCING ACTIVITIES:
    Proceeds from exercises of stock options                                                     2,650
    Preferred stock issuance costs                                                             (27,332)
    Repayment from loan payable                                                               (500,000)
    Repayments of Senior Convertible Notes                                                    (329,000)
    Payment of preferred stock dividends                                                      (393,750)
    Payment of deferred financing costs                                                       (210,000)
    Proceeds from senior secured promissory note                                             5,000,000
    Repayments on borrowings, net                                                           (1,913,986)
                                                                                    -------------------
Net cash provided by financing activities                                                    1,628,582
                                                                                    -------------------

Net decrease in cash and cash equivalents                                                     (526,730)
Cash and cash equivalents at beginning of period                                             2,557,813
                                                                                    -------------------
Cash and cash equivalents at end of period                                                  $2,031,083
                                                                                    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                               $         143,472
Cash paid for income taxes                                                           $         150,000

The "Notes to Consolidated Financial Statements of Global Technovations, Inc. and Subsidiaries" are an integral part of these statements. See accompanying "Notes to Condensed Financial Information of Registrant."

Notes To Condensed Financial Information of Registrant
     1.   Basis of  Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes on page 20.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
                                     Balance at       Charged to     Additions Charged                      Balance at
                                    Beginning of      Costs and      to Other Accounts   Deductions       End of Period
          Description                  Period          Expenses

--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
Deducted from Accounts
Receivable - Allowance for
Doubtful Accounts
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
Year Ended Sept. 30, 2000               $ -            $20,000           $100,000              $ -           $120,000
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
Year Ended Sept. 30, 1999               $ -              $ -                $ -                $ -             $ -
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
Year Ended Sept. 30, 1998               $ -              $ -                $ -                $ -             $ -
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------

--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
Deducted from
Inventories-Allowance for
Obsolescence
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
Year Ended Sept. 30, 2000               $ -              $ -             $180,000              $ -           $180,000
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
Year Ended Sept. 30, 1999               $ -              $ -                $ -                $ -             $ -
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------
Year Ended Sept. 30, 1998               $ -              $ -                $ -                $ -             $ -
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------

                                       54

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registrant's report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TECHNOVATIONS, INC.



/s/ William C. Willis, Jr.
President and Chief Executive Officer           Dated:   January 16, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                     Title                                  Date



/s/ William C. Willis, Jr.                     Director                         January 16, 2001
William C. Willis, Jr.


/s/ David Natan                         Vice President and CFO                  January 16, 2001
David Natan                           (Principal Financial and
                                     Accounting Officer) and Director


/s/ Ronald Burd                                Director                         January 16, 2001
Ronald Burd


/s/ G. Jeff Mennen                             Director                         January 16, 2001
G. Jeff Mennen


/s/ L. Kerry Vickar                            Director                         January 16, 2001
L. Kerry Vickar


                                       55