Form 10-K/A
period 1999-09-30
GLOBAL TECHNOVATIONS INC
filed 2001-01-29
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [X]

As of January 12, 2001, 29,804,281 shares of $.001 par value Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Registrant on January 12,2001 (on the closing sales price) held by non-affiliates of the Registrant, was approximately $14,735,865.

                       Documents Incorporated by Reference

 Location in Form 10-K/A                       Incorporated Document
Part III-Items 10, 11, & 12           Definitive Proxy Statement in connection
                                       with its Annual Meeting of Stockholders

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


ARTHUR ANDERSEN LLP



West Palm Beach, Florida,
November 24, 1999.

                            GLOBAL TECHNOVATIONS, INC
                                    FORM 10-K/A

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
                                                                                =================               ================



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                       23

                            GLOBAL TECHNOVATIONS, INC
                                    FORM 10-K/A

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
                                                              ===============        ==============       ================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements .
                                       24

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-K/A
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

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
                                          ======================================================================================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements .


                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-K/A

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

Disagreements

None.

                                    PART III

ITEM 10.          DIRECTORS   AND   EXECUTIVE   OFFICERS  OF  THE  COMPANY

Board of Directors

         The Company's business is managed under the direction of the Board. The Board is responsible for establishing broad corporate policies and for the Company's overall performance. It is not involved in the operating details on a day-to-day basis. Management advises the Board of the status of GTI's business through frequent Board meetings and regular written communications and discussions.

         GTI has a classified Board, which provides for three classes of directors each of which serves a three-year term. One class is elected each year. One director was elected at the 2000 Annual Meeting and will hold office until his term expires in the year 2003 and until his successor has been elected and qualified. Two directors are up for election at the 2001 Annual Meeting. The Company's by-laws provide that the Board shall consist of no less than three and no more than nine members, with the actual number to be established by resolution of the Board. The current Board has by resolution established the number of directors at seven. There are currently two vacancies on the Board. GTI intends to fill one vacancy by May 31, 2001.

Compensation of Directors

         The Company's outside directors each receive a fee of $1,000 per Board meeting attended. Additionally, annually they receive options ("Options") to purchase 15,000 shares of the Company's Common Stock Options in lieu of higher cash attendance fees. All outside directors also automatically receive grants of 30,000 Options upon election or appointment to the Board, and an additional grant every three-year anniversary thereafter. They are reimbursed for expenses incurred in attending Board and Committee meetings. Except as otherwise disclosed in this Report, all Options vest semi-annually over a three-year period subject to continued service with the Company. Options are generally exercisable for 10 years from the date of grant.

Board Meetings and Committees

         The Board held nine meetings during the fiscal year ended September 30, 2000. All directors were present at each of the meetings except for one meeting, where Mr. Natan was absent. On several occasions throughout the year, the Board took action by unanimous consent in lieu of holding a meeting.

         The Board has a Compensation Committee comprised of Messrs. Willis, Mennen and Vickar; an Audit Committee comprised of Messrs. Burd, and Vickar; and a Nominating Committee comprised of Messrs. Willis, Mennen, and Vickar, which met three, three and one times, respectively, during the year ended September 30, 2000.


                                             Current Board of Directors

------------------------------- -------- ---------------------------------------- --------- ---------- ----------
             Name                Age              Position With Company            Since      Term      Ending

------------------------------- -------- ---------------------------------------- --------- ---------- ----------
William C. Willis, Jr.(1)(2)      49     President, Chief Executive Officer and     1997      Three      2001
                                         Chairman of the Board of Directors                   Years

------------------------------- -------- ---------------------------------------- --------- ---------- ----------
David Natan                       47     Vice-President, Chief Financial            1995      Three      2002
                                         Officer, Secretary and Director                      Years

------------------------------- -------- ---------------------------------------- --------- ---------- ----------
Ronald P. Burd(3)                 54     Director                                   1992      Three      2002
                                                                                              Years

------------------------------- -------- ---------------------------------------- --------- ---------- ----------
G. Jeff Mennen(1)(2)              61     Director                                   1998       Two       2003
                                                                                              Years

------------------------------- -------- ---------------------------------------- --------- ---------- ----------
L. Kerry Vickar(1)(2)(3)          43     Director                                   1998      Three      2001
                                                                                              Years
------------------------------- -------- ---------------------------------------- --------- ---------- ----------

(1)      Member of the Nominating Committee
(2)      Member of the Compensation Committee.
(3)      Member of the Audit Committee.

BOARD MEMBERS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     WILLIAM C. WILLIS, JR. - Mr. Willis has been President, Chief Executive Officer and a member of the Board since May 1997. Since July 1, 1998, Mr. Willis has served as Chairman of the Board. As President and Chief Executive Officer of the Company, Mr. Willis is responsible for the overall management of the business, with an emphasis on business strategy and long-term planning. Mr. Willis also actively supervises the daily operations of OAI and the marketing of the Company's OSA-IIs. Prior to joining the Company, Mr. Willis was Chairman of Willis & Associates, a management consulting firm assisting small and medium sized technology, health care and consumer products companies. From 1994 to 1995, Mr. Willis was President and Chief Operating Officer of MBf USA, Inc., a marketer and distributor of latex products whose Common Stock was traded on NASDAQ. From 1990 to 1994, Mr. Willis was President and Chief Executive Officer of Insituform Technologies, Inc., a state of the art provider of technologies for the reconstruction of pipelines and infrastructure. From 1985 to 1990, Mr. Willis was President of The Paper Art Company, Inc., a subsidiary of The Mennen Company. Since December 2000, Mr. Willis has been a member of the board of directors of Insituform East, Inc., whose common stock is traded on the Nasdaq Stock Market. In January 2001, Mr. Willis was appointed to the board of directors of SFBC International, Inc., a North Miami, Florida provider of clinical research and other services to the pharmaceutical and biotechnology industries, whose securities are traded on the American Stock Exchange.

     DAVID NATAN - was appointed a director of the Company on April 16, 1998 in order to fill a vacancy. Mr. Natan has been Vice President and Chief Financial Officer of the Company since June 1995 and Secretary from August 1997. Mr. Natan previously served on the Company's Board from June 1995 to January 1997. Mr. Natan brings nearly 25 years of management and analytical experience to his responsibilities. Prior to joining the Company, from November 1992 through June 1995, Mr. Natan was Chief Financial Officer of MBf USA, Inc., which was a NASDAQ listed subsidiary of MBf Holdings Berhad, a multi-national conglomerate. From August 1987 through October 1992, Mr. Natan was Treasurer and Controller for Jewelmasters, Inc., an AMEX listed company. Since July 2000, Mr. Natan has been a member of the board of directors of IMX Pharmaceuticals, Inc. whose common stock was traded on the Over-the-Counter Bulletin Board.

     RONALD P. BURD - Mr. Burd has been a director of the Company since March 1992. From 1984 through the present, Mr. Burd has been President and Chief Executive Officer of the Devereux Foundation. Devereux, founded in 1912, is a nationwide, private, not-for-profit organization that treats individuals of all ages who have a wide range of emotional disorders and/or developmental disabilities. Headquartered in Villanova, Pennsylvania, Devereux is the largest non-profit provider of residential, day and community-based treatment programs located in 13 states and the District of Columbia.

     G. JEFF MENNEN - was appointed a director of the Company in October 1997. Currently, Mr. Mennen is President of Peak Management, a consulting firm, which he founded in 1989. Also, Mr. Mennen is a Managing Partner of TMF Investment Holdings, a family investment firm. From 1981 until 1992, Mr. Mennen was Vice Chairman of The Mennen Company where he served until that company was sold to Colgate-Palmolive. From 1977 until 1981, Mr. Mennen was President of Mennen International. Mr. Mennen is a director of Corbin, Ltd. and WRP Corporation.

     L. KERRY VICKAR - Mr. Vickar was appointed a director of the Company in January 1998. Mr. Vickar has a Bachelor of Law degree from the University of Manitoba and has extensive experience with divestitures, acquisitions, operations and financial re-structuring. Currently, Mr. Vickar is Chairman and Chief Executive Officer of CorrFlex Graphics, LLC, a privately held packaging company. In 1994, Mr. Vickar negotiated the sale of Gravure International Corp. to ACX Technologies, Inc., where he remained until 1995 as Executive Vice President and Chief Operating Officer of Flexible Division of Graphic Packaging (a subsidiary of ACX Technologies, Inc.). From 1983 through 1994, Mr. Vickar held various positions, including President and Chief Operating Officer with Gravure International Corp.

         GREG BROWN - Mr. Brown joined the Company in March 1998 as Vice President of Sales and is responsible for all direct sales of GTI's patented technologies as well as for the development of corporate partnership programs. From September 1996 to March 1998, Mr. Brown was Vice President of Marketing and Sales for BAT, where he was responsible for infrared fuel and raman analyzer distribution. From March 1993 to August 1996, Mr. Brown was the Sales and Service Manager for Perkin-Elmer Corporation, Real Time Systems Division, where he developed Latin American, European, and Far Eastern markets. From June 1992 to March 1993, Mr. Brown was the National Sales Manager at UOP Guided Wave, where he established national account status for DuPont, Dow, and Ashland Chemical, assisted in market development for Plastic Extrusions, Polymers and Refineries and introduced the sale of value added model calibrations with analyzer packages. Prior to Guided Wave, he served 10 years as the National Sales and Service Manager for Moisture Systems, Corp. He received his BS at the University of Massachusetts.

         DAVID F. E. FARR - Mr. Farr left retirement after approximately one year to join GTI on December 6, 1999 as Vice President of Marketing, and is responsible for all marketing functions charged with increasing awareness and ultimately orders for the OSA-II. Mr. Farr is also responsible for marketing additional technologies and/or products in the Company's future arsenal. Prior to joining the Company, from 1978 to 1998, Mr. Farr was Sr. Vice President and General Manager of Corporate Communications for North and South American operations for more than 20 years with the Canon Corporation. He was an important member of the executive team that built Canon into a Fortune 100 enterprise. Before joining Canon from 1972 to 1978, Mr. Farr was with British American Tobacco as President and CEO of its New York affiliate, Turnpike
Tobacco. He also spearheaded British American's multi-billion dollar U.S. acquisition program. Mr. Farr's career includes numerous award winning advertising and public relations campaigns. A native of the United Kingdom, Mr. Farr earned his undergraduate degree from Cambridge University in the United Kingdom, where he later received two MBA degrees, in marketing and business administration.

ITEM 11.          EXECUTIVE COMPENSATION

Executive Officer Compensation

         The following table sets forth certain summary information concerning the compensation we paid to the Chief Executive Officer and the Company's other four most highly compensated executive officers of the Company whose combined salary and bonus for the fiscal year ended September 30, 2000 exceeded $100,000 (collectively, the "Named Executive Officers") for the years indicated.



                           Summary Compensation Table

------------------------- --------------------------------------------------- ------------------------------ -----------------
                          Annual Compensation                                    Long-Term Compensation
                                                                                         Awards
------------------------- ------- ------------ ------------- ---------------- --------------- -------------- -----------------
(a)                       (b)     (c)          (d)           (e)              (f)             (g)            (i)
------------------------- ------- ------------ ------------- ---------------- --------------- -------------- -----------------

                                                                                               Securities    All Other
Name and Principal                                                            Restricted       Underlying    Compensation
Position                  Year      Salary        Bonus       Other Annual        Stock         Option/SARs  ($) (5)
                                      ($)          ($)        Compensation     Award(s)($)         (#)
                                                                 ($)(4)
------------------------- ------- ------------ ------------- ---------------- --------------- -------------- -----------------

EXECUTIVE OFFICERS
------------------------------------------------------------------------------------------------------------------------------

William C. Willis, Jr.    2000    $335,390     $0            $12,000          $0              100,000         $  6,385
President and Chairman    1999    $319,725     $300,000      $12,000          $0              150,000         $  5,306
of the Board              1998    $303,750     $0            $12,000          $0              100,000          $11,543


------------------------- ------- ------------ ------------- ---------------- --------------- --------------- ----------------

David Natan               2000    $140,000     $0            $12,000          $0                 -0-          $  9,289
Vice President, Chief     1999    $135,417     $55,000       $12,000          $0               38,000         $  6,706
Financial Officer,        1998    $126,667     $0            $12,000          $0              100,000         $  6,117
Secretary and Director


(4) Amounts consist of automobile allowances paid by the Company. The Company's policy is to provide executive officers with an automobile allowance of $600 per month and a maintenance allowance of $400 intended to cover the cost of all other expenses of operating the vehicle such as insurance, maintenance, repairs and gasoline costs.

(5) These amounts, as follows, represent group term life insurance premiums paid by the Company, the Company's match of the Retirement Salary Saving
     Plan - 401(k) and reimbursement of out-of-pocket medical, dental, etc. expenses not covered by the Company's insurance:

(a) The 2000 group term life insurance premiums were as follows: Mr. Willis $1,480 and Mr. Natan $1,513.

(b) The 2000 employer match of the Retirement Salary Savings Plan - 401(K) was as follows: Mr. Willis $2,500 and Mr. Natan $2,676.

(c) The 2000 reimbursement of out-of pocket medical and dental expenses not covered by the Company's insurance was as follows: Mr. Willis $2,405, and Mr. Natan $5,100.

                            Stock Option Information

The following table sets forth certain information regarding options granted during fiscal 2000 to the named Executive Officer.


                    Option/SAR Grants During The Fiscal Year
                            Ended September 30, 2000

------------------------------------------------------------------------------------------- ------------------------------
                                                                                            Potential   Realizable  Value
                                                                                            at  Assumed  Annual  Rates of
                                    Individual Grants                                       Stock Price  Appreciation for
                                                                                            Option Term(6)
------------------------------------------------------------------------------------------- ------------------------------
(a)                        (b)                (c)               (d)          (e)            (f)             (g)
-------------------------- ------------------ ----------------- ------------ -------------- --------------- --------------
          Name                 Number of         % of Total
                              securities        Options/SARs     Exercise
                              Underlying         Granted to       or Base     Expiration
                             Options/SARs       employees in       Price         Date           5%($)          10%($)
                              granted (#)       Fiscal Year      ($/Share)
-------------------------- ------------------ ----------------- ------------ -------------- --------------- --------------
EXECUTIVE OFFICER
-------------------------- ------------------ ----------------- ------------ -------------- --------------- --------------

William C. Willis, Jr.          100,000            9.5%           $1.50       4/10/2010    $94,334(7)      $239,061(8)

-------------------------- ------------------ ----------------- ------------ -------------- --------------- --------------

David Natan                       --               --              --            --              --             --
-------------------------- ------------------ ----------------- ------------ -------------- --------------- --------------

(6) The values shown are based on indicated assumed annual rates of appreciation compounded annually through the applicable expiration date. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurances that the values shown on this table will be achieved.

(7)      Represents an assumed market price per share of Common Stock of $2.44.

(8)      Represents an assumed market price per share of Common Stock of $3.89.


         The following table sets forth certain information with respect to the exercise of Options to purchase Common Stock and SARs during the fiscal year ended September 30, 2000, and the unexercised Options held and the value thereof at that date, by each of the Named Executive Officers.


            Aggregated Option/SAR Exercises In Last Fiscal Year 2000
                      And Fiscal Year-End Option/SAR Values

------------------- ------------- ----------------- -------------------------------- ---------------------------------
(a)                 (b)           (c)               (d)                              (e)

------------------- ------------- ----------------- -------------------------------- ---------------------------------
                              Number of Securities
                                                        Underlying Unexercised             Value of Unexercised
                                                      Options/SARs at Fiscal Year       In-the-Money Options/SARs
                                                                End (#)                 at Fiscal Year End ($)(9)

------------------- ------------- ----------------- ------------- ------------------ ---------------------------------
                       Shares
                      Acquired    Value Realized
Name                On Exercise         ($)         Exercisable     Unexercisable    Exercisable     Unexercisable
                      (#)(10)

----------------------------------------------------------------------------------------------------------------------

EXECUTIVE  OFFICERS
----------------------------------------------------------------------------------------------------------------------

William C.               0              N/A           449,999          200,001             -0-              -0-
Willis, Jr.
------------------- ------------- ----------------- ------------- ------------------ ---------------- ----------------

David Natan              0              N/A           186,332          33,668              -0-              -0-
------------------- ------------- ----------------- ------------- ------------------ ---------------- ----------------

(9) Based on the difference between the closing market price of the Company's Common Stock on the AMEX at September 30, 2000 of $.875 and the Option exercise price.

(10) All Options were granted at 100% of fair market value.


Executive Compensation Agreements

         In April 2000, the Company entered into a new employment agreement with William C. Willis, Jr., its President and Chief Executive Officer. The term of this employment agreement is three years through April 10, 2003 ("Employment Period"). The employment agreement provides for a base salary of $344,000 ("Annual Base Salary"). During the last year of the three-year agreement, Mr. Willis was receiving $327,600 per year. Mr. Willis receives an automobile allowance of $600 per month and an automobile maintenance and gasoline allowance of $400 per month. Mr. Willis shall also be eligible to receive a cash bonus ("Performance Bonus") as described below for each successive period of four fiscal quarters (prorated for any partial period) during the Employment Period, as defined in the employment agreement, in an amount of between zero and 100% of the Annual Base Salary. The Performance Bonus shall consist of the following two components:

o The first component of the Performance Bonus shall be an amount of between zero and 50% of the Annual Base Salary based on the Company meeting annual financial targets.

o The second component of the Performance Bonus shall be an amount of between zero and 50% of the Annual Base Salary based on the Company achieving five annual performance based targets for each period of a fiscal year during the Employment Period. The targets shall be established by mutual agreement of the Compensation Committee and Mr. Willis.

o    Mr. Willis did not earn a Performance Bonus for fiscal 2000.

     In the event Mr. Willis' employment is terminated by the Company for other than cause, death or disability or Mr. Willis terminates his employment for good reason, all as defined in his employment agreement, the Company is obligated to pay Mr. Willis (1) his annual base salary for 12 months, (2) a lump cash sum paid within 30 days equal to accrued obligations consisting of any owed but unpaid Performance Bonus, vacation pay and other monetary payments Mr. Willis was entitled to on the date of his termination, and (3) continued medical coverage for Mr. Willis and his dependents for 12 months following termination. The 12-month period increases to 36 months if Mr. Willis is terminated or resigns for good reason following a change of control of the Company, as defined in the employment agreement. Concurrent with entering into the new employment agreement with Mr. Willis, the Compensation Committee granted him 100,000 10-year Options exercisable at $1.50 per share. Additionally, following the acquisition of OAI, the Compensation Committee granted Mr. Willis 150,000 10-year Options exercisable at $.75 per share.


     The Company also pays the premiums on a $1,000,000 life insurance policy on Mr. Willis where he is the beneficiary. Additionally, the Company is the beneficiary on a $15,000,000 key-man policy on Mr. Willis.

     Effective October 2000, Mr. David Natan, receives an annual salary of $150,000 per year, an increase of $10,000 per year. Natan's employment agreement provides for 12 months of severance benefits which include salary, medical and dental benefits in the event of a qualifying termination of Mr. Natan, defined as (1) a material adverse change to his job duties and responsibilities; (2) a material reduction in his salary, compensation or eligibility to participate in GTI benefit programs; or (3) an unwilling relocation to a location greater than 50 miles away from his current work location. The Company also pays the premiums on a $1,000,000 life insurance policy on Mr. Natan, which he is the beneficiary.

     Mr. Greg Brown receives an annual salary of $130,000 per year, which an increase of $5,000 per year. On April 11, 2000, Mr. Brown received 25,000 10-year Options exercisable at $1.50 per share.

     Mr. David F. E. Farr, Vice President of Marketing joined GTI on December 6, 1999 at an annual salary of $110,000. As part of Mr. Farr's employment agreement, he was granted 25,000 Options exercisable at $.945. Mr. Farr is also eligible for an annual performance bonus of up to 25% of his annual salary. On April 11, 2000, Mr. Farr received 25,000 10-year Options exercisable at $1.50 per share.


Retirement Salary Savings Plan

         In October 1993, the Company established a 401(k) Retirement Salary Savings Plan (the "Plan"). All current employees, including executive officers, were eligible to participate as of October 1, 1993. Any individuals employed thereafter must complete three months of service and be at least 21 years old to meet the eligibility requirements. The enrollment dates are the first day of each quarter. Employees may voluntarily contribute from 1% to 15% of their pay each plan year although certain requirements may limit the contribution levels of highly compensated employees. During fiscal 2000, the Company contributed matching dollars equal to 25% of every dollar invested in the Plan on the first 6% of salary savings. The cost the Company incurred for matching employee contributions during fiscal 2000 was approximately $18,000. The Plan provides that the Company's matching contribution may change from year to year and that the Company may declare additional matching dollars at year-end. All employees vest ratably over a five-year term. Any forfeited non-vested amounts contributed are used to reduce required Company matching contributions.

Report on Executive Compensation by the Compensation Committee

         The primary objective of the compensation policy of the Company is to align executive compensation in a way that will encourage enhanced stockholder value, while concurrently allowing us to attract, retain and satisfactorily reward all employees who contributed to the Company's long-term growth and economic success. The main principles of the compensation program are (1) the development of incentive plans, (2) the attainment of both the Company's short-term and long-term growth operational goals and strategic initiatives (3) the development of competitive compensation packages that will enable us to attract retain and motivate high caliber employees without depleting the Company's resources, and (4) to provide incentives to the Company's executives and other employees to share in appreciation of the price of the Company's Common Stock, thereby aligning their interests with those of the Company's stockholders. The compensation program for the Company's executives includes an annual based salary, appropriate fringe benefits, some of which are standard Company policy for all employees and some of which may be negotiated for management, the potential for an annual cash bonus and grants of long-term stock option incentives, which in the case of the Company Chief Executive Officer, are in large part performance based.



Chief Executive Officer

WILLIAM C. WILLIS, JR.

         Mr. Willis' received a new three-year employment agreement in April 2000 replacing his prior three-year agreement. The Compensation Committee increased his annual base salary by 5% in recognition of his efforts during the past year, which included the TSA sale and the liquidity it generated. The Compensation Committee also recognized that retaining Mr. Willis was critical as the Company was immersed in delicate negotiations to acquire OAI and at an important stage of a number of potential OSA-II initiatives. Mr. Willis' package meets the Company's compensation goals as stated above. The Compensation Committee believes that Mr. Willis' annual base salary at $344,000, his potential bonus and Option incentives represent compensation commensurate to attract an executive of Mr. Willis's experience and background. At the same time, his agreement ties a large portion of any future bonus payment or Option appreciation to performance. The initial 100,000 Options grant to Mr. Willis was not based on any formula or general Company policy. The October 2000 grant of 150,000 Options was in recognition of the OAI acquisition and the exceptional efforts extended to complete it.

DAVID NATAN

         The Compensation Committee increased Mr. Natan's base annual salary from $140,000 to $150,000 on October 1, 2000 in recognition of Mr. Natan's exceptional efforts in obtaining the Company's financing for the OAI acquisition.

         The following Compensation Committee members submit this report.

         William C. Willis, Jr.
         G. Jeff Mennen
         L. Kerry Vickar

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
                  MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of January 28, 2001 by (i) owners of more than 5% of the Company's Common Stock, (ii) by each director, and (iii) all of the Company's directors and named executive officers as a group.


                                                                                      Amount and Nature
                                                                                        of Beneficial         Percent
Title of                                                                                  Ownership              Of
Class                     Name and Address of Beneficial Owner                                                 Class
------------------------- ---------------------------------------------------------- --------------------- ---------------
Common Stock              William C. Willis, Jr.(11)                                 599,999               1.98%
And Vested                7108 Fairway Drive, Suite 200
Options                   Palm Beach Gardens, FL  33418

------------------------- ---------------------------------------------------------- --------------------- ---------------
Common Stock              David Natan(12)                                            224,716               *
And Vested                7108 Fairway Drive, Suite 200
Options                   Palm Beach Gardens, FL  33418
------------------------- ---------------------------------------------------------- --------------------- ---------------
Common Stock              Ronald P. Burd(13),(14)                                    233,000               *
And Vested                710 Harvard Road
Options                   Balla Cynwyd, PA  19004

------------------------- ---------------------------------------------------------- --------------------- ---------------
Common Stock, Vested
Options, Warrants and     G. Jeff Mennen(15) (16)                                    955,000               3.12%
Convertible Preferred     TMF Investments
Stock                     25B Hanover Road
                          Florham Park, NJ  07932
------------------------- ---------------------------------------------------------- --------------------- ---------------
Common Stock              L. Kerry Vickar(17)                                        55,625                *
And Vested                19010 Mary Ardrey Circle
Options                   Cornelius, NC  28031
------------------------- ---------------------------------------------------------- --------------------- ---------------

------------------------------------------------------------------------------------ --------------------- ---------------
All  directors  and  named  executive  officers  of  the  Company  as  a  group  (6  2,068,340             6.56%
persons)(11)(12)(13)(14)(15)(16)(17)
*Less than 1% of class
------------------------------------------------------------------------------------ --------------------- ---------------


  (11) Includes 300,000 vested Options held by Mr. Willis at approximately $2.00 per share, 83,333 vested Options at approximately $.88 per share, 50,000 vested Options at $1.00 per share, 50,000 vested Options at $1.32 per share, 16,666 vested options at $1.50 per share, and 100,000 shares of Common Stock held by Mr. Willis.

  (12)   Includes  75,000  vested  Options  held  by Mr.  Natan  exercisable  at approximately $3.00 per share, 7,000 vested Options exercisable at approximately $1.56 per share and 50,000 vested Options at approximately $1.38 per share, 66,666 vested Options at $1.00 per share, 6,500 vested Options at $1.32 per share, 18,550 shares of Common Stock held by Mr. Natan and 1,000 shares of Common Stock held by Mr. Natan's wife.

  (13) Includes 25,000 vested Options exercisable at approximately $3.38 per share, 40,000 vested Options exercisable at approximately $1.78 per share and 30,000 vested Options exercisable at approximately $6.25, 7,500 vested Options exercisable at approximately $1.75, 30,000 Options exercisable at approximately $1.32 per share, 5,000 Options exercisable at $.75 per share, and 5,000 vested options at $1.06 per share held by Mr. Burd.

  (14) Includes 87,000 shares of Common Stock held jointly by Mr. Burd and his wife and 3,500 shares of Common Stock gifted by Mr. Burd to the Devereux Foundation, of which Mr. Burd is President and Chief Executive Officer.

  (15) Includes 110,000 shares of Common Stock beneficially owned by Mr. Mennen, which are held of record by the Wilmington Trust Company and George Jeff Mennen, Co-Trustees for Christina M. Andrea and John Henry Mennen. Also includes the shares of Common Stock reserved for exercise of presently exercisable Options and Warrants beneficially owned by Mr. Mennen as follows:

                                            Type of        Approximate
                         No. of Shares     Security       Exercise Price


                    ------------------- ---------------- -----------------
                                 5,000      Options           $ .75

                    ------------------- ---------------- -----------------
                                30,000      Options           $1.38

                    ------------------- ---------------- -----------------
                                 5,000      Options           $1.06
                    ------------------- ---------------- -----------------

                                 5,000      Options           $2.00
                    ------------------- ---------------- -----------------

                                50,000     Warrants           $2.00
                    ------------------- ---------------- -----------------

                                21,500     Warrants           $1.75
                    ------------------- ---------------- -----------------

                                28,500     Warrants           $1.75
                    ------------------- ---------------- -----------------

                               150,000     Warrants           $1.94
                    ------------------- ---------------- -----------------

                               200,000     Warrants           $1.94
                    ------------------- ---------------- -----------------

                               107,500     Warrants           $2.38
                    ------------------- ---------------- -----------------

                               142,500     Warrants           $2.38
                    ------------------- ---------------- -----------------

                               100,000     Warrants           $.875
                    ------------------- ---------------- -----------------

 (16) Does not include 12,806,723 Common Stock reserved in the event of exercise of Series B and Series C Convertible Preferred Stock
         beneficially owned by Mr. Mennen, which are not convertible until January 2002. Also does not include 2,275,000 shares issuable upon exercise of warrants not exercisable within 60 days from the date of this Report, as amended. Mr. Mennen has agreed not to convert preferred stock or exercise Options or warrants where he would beneficially own 20% or more of the Company's Common Stock until he receives stockholder approval to do so.

(17) Includes 12,500 shares held by Mr. Vickar, 33,125 vested Options exercisable at approximately $1.13 per share, 5,000 vested Options at $.75 per share, and 5,000 vested options at $1.06 per share.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders section entitled "Related Party Transactions".

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                            Page

(a)      (1)  Financial Statements. (See Item 8. of Form 10-K/A............  22

(a)      (2)  Financial Statement Schedules required to be filed.

              Schedule I  - Condensed Financial Information of Registrant.61-63
              Schedule II - Valuation and Qualifying Accounts................64

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
--------------------------------- ----------------- --------------- -------------------- ---------------- ---------------

                                       64

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registrant's report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TECHNOVATIONS, INC.



/s/ William C. Willis, Jr.
President and Chief Executive Officer           Dated:   January 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                     Title                                  Date



/s/ William C. Willis, Jr.                     Director                         January 29, 2001
William C. Willis, Jr.


/s/ David Natan                         Vice President and CFO                  January 29, 2001
David Natan                           (Principal Financial and
                                     Accounting Officer) and Director


/s/ Ronald Burd                                Director                         January 29, 2001
Ronald Burd


/s/ G. Jeff Mennen                             Director                         January 29, 2001
G. Jeff Mennen


/s/ L. Kerry Vickar                            Director                         January 29, 2001
L. Kerry Vickar


                                       65