Form 10-Q
period 2000-12-31
GLOBAL TECHNOVATIONS INC
filed 2001-02-20
CIK 800055

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended December 31, 2000

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

               Class                          Outstanding at February 19, 2001
Common stock: $.001 par value                       29,809,281 shares

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION



ITEM 1.   Financial Statements                                           Page

          Consolidated Balance Sheets as of December 31, 2000
          (Unaudited) and September 30, 2000...............................3

          Consolidated Statements of Operations for the
          Three Months Ended December 31, 2000 and 1999 (Unaudited)........4

          Consolidated Statements of Cash Flows for the
          Three Months Ended December 31, 2000 and 1999 (Unaudited)........5

          Notes to Unaudited Interim Consolidated
          Financial Statements..........................................6-11


ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........11-14



                           PART II - OTHER INFORMATION

ITEM  1.  Legal Proceedings...............................................15

ITEM 6.  Exhibits and Reports on Form 8-K.................................15

                                                            GLOBAL TECHNOVATIONS, INC
                                                                    FORM 10-Q

                                                           CONSOLIDATED BALANCE SHEETS
                                                  AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

       ---------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
                                                                                         December 31,               September 30,
       ASSETS                                                                                2000                       2000
                                                                                       ------------------         -----------------
       Current Assets:
         Cash and cash equivalents                                                             $ 596,256               $ 1,046,152
         Trade accounts receivable, net of allowance for doubtful
             accounts of $120,000 and $120,000                                                 5,297,472                13,105,629
         Inventories                                                                           7,893,641                 7,465,007
         Prepaid expenses                                                                        187,679                    82,662
         Other                                                                                   109,884                   100,224
                                                                                       ------------------         -----------------
       Total current assets                                                                   14,084,932                21,799,674
       Property and equipment, net                                                            11,365,407                11,662,864
       Capitalized database, net                                                               1,598,819                 1,651,527
       Goodwill, net of amortization of $528,000 and $132,000                                 30,517,870                31,439,799
       Other assets, net                                                                       1,328,227                 1,412,767
                                                                                       ------------------         -----------------
       TOTAL ASSETS                                                                         $ 58,895,255              $ 67,966,631
                                                                                       ==================         =================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities:
         Line of credit                                                                      $ 5,596,732              $ 11,841,418
         Current portion of long term debt                                                    11,075,083                 3,449,666
         Accounts payable                                                                      9,927,292                11,053,264
         Deferred revenue                                                                        367,327                   312,801
         Accrued liabilities                                                                   3,082,064                 3,336,192
         Payable to former buyer of automotive subsidiary                                        984,580                   994,232
                                                                                       ------------------         -----------------

       Total current liabilities                                                              31,033,078                30,987,573
                                                                                       ------------------         -----------------
         Long term debt, less current portion                                                 23,222,207                32,200,045
         Other liabilities                                                                     3,518,618                   898,020
                                                                                       ------------------         -----------------

       Total long term liabilities                                                            26,740,825                33,098,065
                                                                                       ------------------         -----------------
       Total liabilities                                                                      57,773,903                64,085,638

       Commitments and contingencies (Notes 5, 7, 8, and 10)                                           -                         -

       Stockholders' equity:
         Preferred stock - $.10 par value,  5,000,000 shares  authorized;  3,500 shares issued and outstanding
          at December 31, 2000 and September 30, 2000                                          3,500,000                 3,500,000
         Common stock-$.001 par value, 50,000,000 shares
          authorized; 29,804,281 shares issued and outstanding
          at December 31, 2000 and September 30, 2000                                             29,804                    29,804
         Additional paid-in capital                                                           32,667,701                32,557,802
         Accumulated deficit                                                                 (33,726,799)              (30,857,259)
         Treasury stock-at cost; 466,234  shares                                              (1,349,354)               (1,349,354)
                                                                                       ------------------         -----------------
       Total stockholders' equity                                                              1,121,352                 3,880,993
                                                                                       ------------------         -----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 58,895,255              $ 67,966,631
                                                                                       ==================         =================



 See accompanying notes to unaudited interim consolidated financial statements.

                                            GLOBAL TECHNOVATIONS, INC.
                                                     FORM 10-Q

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                                    (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                             2000                        1999
                                                                       -----------------            ----------------
Revenue:
  Sales revenue - speakers                                                 $ 15,233,124                         $ -
  Sales revenue - instruments                                                   231,400                           -
  Lease revenue - instruments                                                   303,924                     185,050

                                                                       -----------------            ----------------
   Total revenue                                                             15,768,448                     185,050
                                                                       -----------------            ----------------
Cost of sales and leasing
  Cost of sales - speakers                                                   14,158,556                           -
  Cost of sales - instruments                                                   143,897                           -
  Cost of leasing - instruments                                                 501,209                     272,492
                                                                       -----------------            ----------------
    Total of cost of sales and leasing                                       14,803,662                     272,492
                                                                       -----------------            ----------------
Gross profit (loss)                                                             964,786                     (87,442)
                                                                       -----------------            ----------------
Expenses:
  General and administrative                                                  1,444,782                     760,945
  Selling and marketing                                                         557,531                     157,885
  Depreciation and amortization                                                 515,626                      96,367
  Research and development                                                       24,004                      11,672
                                                                       -----------------            ----------------
Total expenses                                                                2,541,943                   1,026,869
                                                                       -----------------            ----------------
Loss from operations                                                         (1,577,157)                 (1,114,311)
Other income (expense):
  Interest income                                                                32,001                     100,315
  Interest expense                                                           (1,376,297)                    (45,177)
  Other income, net                                                             130,663                      31,021
                                                                       -----------------            ----------------

Net other income (expense)                                                   (1,213,633)                     86,159
                                                                       -----------------            ----------------
Loss before income taxes                                                     (2,790,790)                 (1,028,152)
Income tax expense                                                                    -                           -
                                                                       -----------------            ----------------
Net loss                                                                     (2,790,790)                 (1,028,152)
Embedded dividend on preferred stock                                                  -                     (55,356)
Preferred dividends                                                             (78,750)                    (78,750)
Value of warrants issued with preferred stock                                         -                    (252,180)
                                                                       -----------------            ----------------
Net loss available to common stockholders                                   ($2,869,540)                ($1,414,438)
                                                                       =================            ================

Basic and Diluted Earnings (Loss) Per Share
Net Loss                                                                        $ (0.10)                    $ (0.05)
                                                                       =================            ================

Basic and diluted weighted average common shares outstanding                 29,338,047                  29,333,047
                                                                       =================            ================


 See accompanying notes to unaudited interim consolidated financial statements.

                                             GLOBAL TECHNOVATIONS, INC.
                                                      FORM 10-Q

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                                     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                               2000                          1999
                                                                         -----------------           -----------------
OPERATING ACTIVITIES:
    Net loss                                                                 $ (2,790,790)               $ (1,028,152)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Depreciation                                                                  350,758                     121,871
    Amortization                                                                  535,065                      58,930
    Amortization of original issue discount on debt                                30,496                           -
    Non cash value of services                                                     91,572                      18,000
    Decrease in accounts receivable, net                                        7,808,157                      63,763
    (Increase) decrease in inventories                                           (428,634)                    317,540
    (Increase) decrease in prepaid expenses                                      (105,017)                      6,801
    Increase in other assets                                                      (11,477)                    (22,183)
    Increase in preferred stock of buyer of automotive subsidiary                       -                      (8,767)
    Decrease in accounts payable                                               (1,125,972)                     (4,656)
    Increase in deferred revenue                                                   54,526                     786,110
    Decrease in accrued liabilities                                              (354,128)                   (371,443)
    Decrease in payable to former buyer of automotive subsidiary                   (9,652)                     (8,498)
    Increase (decrease) in other liabilities                                    2,620,599                     (89,799)
                                                                         -----------------           -----------------
Net cash provided by (used in) operating activities                             6,665,503                    (160,483)
                                                                         -----------------           -----------------

INVESTING ACTIVITIES:
    Proceeds from sale of subsidiary                                                    -                   5,268,477
    Payment for purchase of stock of OAI                                          (72,295)                          -
    Payment for purchase of assets of BAT                                        (133,450)                          -
    Purchases of property and equipment, net                                      (53,301)                   (441,273)
                                                                         -----------------           -----------------
Net cash (used in) provided by investing activities                              (259,046)                  4,827,204
                                                                         -----------------           -----------------

FINANCING ACTIVITIES:
    Preferred stock issuance, net                                                       -                     (15,747)
    Repayments of Senior Convertible Notes                                        (15,000)                          -
    Repayments of Term A and B Loans                                             (517,917)                          -
    Payment of preferred stock dividends                                          (78,750)                   (157,500)
    Repayment of borrowings                                                    (6,244,686)                 (1,913,986)
                                                                         -----------------           -----------------
Net cash used in financing activities                                          (6,856,353)                 (2,087,233)
                                                                         -----------------           -----------------

Net (decrease) increase in cash and cash equivalents                             (449,896)                  2,579,488
Cash and cash equivalents at beginning of period                                1,046,152                   2,308,952
                                                                         -----------------           -----------------
Cash and cash equivalents at end of period                                       $596,256                  $4,888,440
                                                                         =================           =================


 See accompanying notes to unaudited interim consolidated financial statements.

                                                      GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION


The accompanying financial statements of Global Technovations, Inc. (the "Company" or "GTI") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K, for the year ended September 30, 2000. Certain fiscal year 2000 amounts have been reclassified to conform to current year presentation.

As discussed in Notes 5 and 7, the Company acquired Onkyo America Inc. on August 31, 2000 and purchased substantially all of the assets of Boston Advanced Technologies, Inc. in late December 2000. Both acquisitions were accounted for as purchases; therefore, the results of their operations have been included with the Company from their respective acquisition dates.


Comprehensive Income

For the three months ended December 31, 2000 and 1999, there were no differences between net income and comprehensive income.

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

For the three months ended December 31, 2000 and 1999, the effect of equivalent shares related to stock options, warrants and convertible preferred stock were 6,310,812 and 3,843,030, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.



3.       INVENTORIES

         Inventories consisted of the following:                        December 31,                September 30,
                                                                             2000                         2000
                                                                             ----                         ----

                              Raw materials                              $ 5,708,793                   $ 5,519,573
                              Finished goods                               2,364,848                     2,125,434
                              Less:  allowance for
                              obsolescence                                 (180,000)                     (180,000)
                                                                           --------                      --------
                                                                          $7,893,641                    $7,465,007
                                                                          ==========                    ==========

4.       CONVERTIBLE PREFERRED STOCK

On November 17, 1998, the Company sold $3,500,000 of Series B Convertible Preferred Stock ("Series B Preferred") to the Mennen Trust. G. Jeff Mennen, a director of the Company, is a co-trustee of the Mennen Trust. The Series B Preferred is convertible into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 85% of the closing bid price of the Common Stock on the previous trading day (the "Conversion Price").

Under the original terms of the Series B Preferred, the Company was allowed to redeem the Series B Preferred Stock at a 15% premium until October 27, 1999. On October 21, 1999, the Mennen Trust agreed to allow the Company to delay filing a registration statement until January 1, 2001 to cover the potential public sale of the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock and warrants. Under the terms of the extension agreement, the Mennen Trust received 250,000 warrants at a strike price of $2.38. In return, the Company maintained its 15% redemption right and was allowed to extend the required registration or redemption until January 1, 2001. These warrants were valued at $252,180 and were deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income per share for the first quarter of fiscal year 2000.

On January 9, 2001, the Mennen Trust again extended the time for the Company to register and to redeem the Series B Preferred at 115% of stated value plus accrued dividends until January 1, 2002. The Series B Preferred cannot be converted to common stock prior to January 1, 2002 without the express written consent of the Company. As consideration for this modification, the Company issued 25,000 warrants to the Mennen Trust at a strike price of $.4375. These warrants were valued at approximately $9,000 which will be deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share for the second fiscal quarter ending March 31, 2001.

In January 2001, the Company sold $2,000,000 of its Series C Convertible Preferred Stock ("Series C Preferred") to the Mennen Trust and received a commitment for an additional $2,000,000 during fiscal 2001 from Mr. G. Jeff Mennen, (the "Standby Commitment"), as described below. The Series C Preferred is convertible into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 75% of the closing bid price of the Common Stock on the previous trading day but not less than $.4375 per share (the "Conversion Price"). The Company has the option to redeem the Series C Preferred at a price of 115% of Stated Value plus accrued dividends, which option expires on June 30, 2001. Thereafter, the redemption premium increases to 120% of Stated Value plus accrued dividends. The Series C Preferred pays a dividend of 10% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of: (A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause
(A).

As additional consideration, the Company issued to the Mennen Trust 200,000 warrants to purchase the Company's Common Stock exercisable over a 10-year period at a price of $.4375 per share. These warrants were valued at approximately $72,000 and will be deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share for the second quarter of fiscal year 2001 ending March 31, 2001. Mr. G. Jeff Mennen, a co-trustee of the Mennen Trust, agreed to fund the Standby Commitment if the Company's cash and cash equivalents fall below $400,000 during fiscal year 2001. To the extent the Company obtains equity capital from another source, the Standby Commitment will be reduced dollar for dollar. To the extent that Mr. Mennen funds the Standby Commitment, he will receive a new series of convertible preferred stock substantially similar to the Series C; except that the conversion price will be equal to fair market value at the time of funding divided by 70% without an absolute floor price. The Company expects the Standby Commitment to be funded by March 1, 2001. As consideration for issuance of the Standby Commitment, the Company issued to the Mennen Trust 400,000 warrants exercisable at $.6875 per share. These Warrants were valued at approximately $204,000 and will be deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share for the second fiscal quarter ending March 31, 2001.

5.       MODIFICATION OF OAI PURCHASE

On August 31, 2000, the Company acquired 100% of the outstanding common stock of Onkyo America, Inc. ("OAI") from Onkyo Corporation, Onkyo Malaysia SDN. BHD., and Onkyo Europe Electronics GMBH ("Share Purchase Agreement"). The purchase price was $25,000,000 plus a contingent sum of up to $15,000,000 based upon the future post acquisition earnings of OAI (the "Earn-Out") over a five-year period. At closing, the Company paid $13,000,000 in cash and delivered the balance of $12,000,000 in promissory notes ("Promissory Notes") due in three years together with accrued interest of 7.51%. The Earn-Out, if any, is due and payable on August 31, 2005. The allocation of the purchase price was based upon preliminary estimates made by the Company and is subject to change. Certain litigation contingencies of OAI, which existed at the date of acquisition, may offset the final purchase price allocation when resolved.

In December 2000, Onkyo Corporation, the Company and OAI modified the Share Purchase Agreement by reducing the Promissory Note to Onkyo Corporation by $1,000,000 and waiving the accrued interest on the same $1,000,000 of Promissory Note retroactive to August 31, 2000. Additionally, Onkyo Corporation agreed to extend the time for OAI to pay approximately $3,400,000 in trade payables due to Onkyo Corporation from May 31, 2001 to March 10, 2002. In making these concessions, Onkyo Corporation recognized that the recent softness in the automotive industry had reduced OAI's cash flow. The Company also believes that these concessions helped facilitate GMAC waiving OAI's breach of a loan covenant (See Note 10 of the Notes to Unaudited Interim Consolidated Financial Statements). In connection with the reduction of the note by $1,000,000, the Company reduced the goodwill recorded in connection with the purchase of OAI.


6.       MENNEN TRUST GUARANTEE

On November 30, 2000, the Mennen Trust agreed to guarantee ("Guarantee") a 13 month $1,000,000 note from the Company to Top Source Automotive, Inc. ("TSA"), the Company's 85% owned subsidiary. This permits the Company to use TSA's cash, which had been allocated in the event the arbitration proceeding with NCT was unsuccessful. (See Note 8 below.) In consideration for the guarantee, the Company agreed to pay the Mennen Trust a $50,000 fee on January 15, 2001 and issued to the Mennen Trust 150,000 ten year warrants exercisable at a strike price of $.4375. These warrants were valued at approximately $77,000, and together with the $50,000 fee was expensed during the first fiscal quarter of December 31, 2000.

If the Mennen Trust is required to pay under the Guarantee in whole or in part, the Company shall issue to the Trust 10% convertible preferred stock, convertible at a 30% discount from market (but not less than $.60 per share), redeemable at the Company's option at 115% of face value through June 30, 2001, and 120% thereafter. Such conversion feature would result in an embedded dividend that would be deducted from Net Income (Loss) Available to Common Stockholders, each period, while the stock is outstanding. The Company shall use it best efforts to register the Common Stock issuable upon conversion within six months of issuance of the preferred stock. Only 1/6 of face value of the underlying Common Stock can be sold per month, on a cumulative basis.

7.       PURCHASE OF THE ASSETS OF BAT

In  late  December  2000,  the  Company's  On-Site  Analysis,   Inc.  subsidiary
("On-Site") purchased substantially all of the assets of Boston Advanced Technologies, Inc. ("BAT") of Marlboro, Massachusetts. BAT, under an exclusive agreement with a multi-billion-dollar chemical company, develops and manufactures a family of portable, spectroscopic instruments marketed under the name of SpecTrace(TM) liquid petroleum marker systems. The automatic SpecTrace(TM) instruments utilize sophisticated chemo metric analysis to make accurate, in-the-field measurement of marker concentration in many forms of refined petroleum products. The marker systems are currently used by a number of governments for fuel excise tax enforcement and by gasoline and oil marketers for brand integrity and quality control. In addition to its work with the major chemical company, BAT previously (and On-Site currently) manufactures the PetroAnalytics(TM) line of diesel fuel and gasoline properties analyzers for the automotive, truck and heavy-duty equipment service markets. This instrument employs mid-infrared spectroscopic analysis and chemo metrics to automatically measure fuel properties that previously were available only from testing laboratories at a cost of several hundred dollars per sample. Similarly, BAT's gasoline analyzer purchased by On-Site measures octane, composition and volatility parameters that are important to the performance of automobile engines.

On-Site paid $125,000 in cash, agreed to assume $250,000 in debt ($150,000 of which is long-term debt due in three years) and the Company issued 280,000 warrants at a strike price of $3.00 per share, and 10,000 warrants at a strike price of $2.00 per share. Approximately $401,000 of costs in excess of net assets acquired were recorded in connection with the acquisition. Additionally, On-Site agreed to pay a contingent earn-out based upon the performance of the BAT division post-acquisition. In return, On-Site received the rights to six patents. At December 31, 2000, no earn-out was payable.


8.       LEGAL PROCEEDINGS

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

On September 16, 1999, NCT Audio Products, Inc. ("NCT") commenced an action against Top Source Technologies, Inc. (known now as Global Technovations, Inc.) and TSA, collectively, "Top Source") by filing a motion for a temporary restraining order and a preliminary injunction in the Delaware Court of Chancery. In its motion, NCT sought to enjoin Top Source's sale of TSA's assets to Onkyo America, Inc. on the ground that NCT was entitled to purchase TSA's assets pursuant to the terms of an Asset Purchase Agreement between NCT and Top Source dated August 14, 1998 (the "Asset Purchase Agreement"). On October 6, 1999, NCT withdrew its motion and on May 5, 2000, the action was dismissed with prejudice.

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

On June 20, 2000, a preliminary hearing was held by the American Arbitration Association for the matter between Top Source and NCT. A schedule for amended filings and discovery was set forth and agreed to by the parties. On November 17, 2000, a conference call was held to resolve any discovery issues remaining between the parties. Depositions are scheduled to be completed in February 2001. This case is at a preliminary stage, and is being defended vigorously. However, the Company has recorded net amounts due to NCT on its balance sheet of approximately $985,000 at December 31, 2000.

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


9.       SEGMENT REPORTING

The Company currently classifies its operations into the following segments: (1) Automotive Audio Technology, which consists of OAI and (2) Oil Analysis Service, which consists of On-Site operations. Corporate and other includes general corporate assets consisting primarily of cash and cash equivalents, property and equipment, and corporate expenses. The material components of corporate general and administrative expenses are salaries and benefits; travel and entertainment; consulting; and proxy, printing and transfer costs. In fiscal 2001 and 2000, corporate expenses (salaries, benefits and general and administrative expenses) have been allocated to oil analysis service segment. Financial information about the Company's operations by segments for the three months ended December 31, 2000 and 1999 is as follows:



                                      Automotive            Oil Analysis         Corporate
                                   Audio Technology            Service           And Other              Consolidated
Revenue:
                      2000            $ 15,233,124           $ 535,324                $    -           $ 15,768,448
                      1999                       -             185,050                     -                185,050

Net Loss:
                      2000            $(1,114,018)       $ (1,000,036)           $ (676,736)           $(2,790,790)
                      1999                       -           (901,560)             (126,592)            (1,028,152)

Assets:
                      2000             $52,479,442          $5,849,895             $ 565,918           $ 58,895,255
                      1999                                   5,577,239             6,582,569             12,159,808
                                                 -

Depreciation and
Amortization:
                      2000                $649,896            $221,958              $ 13,968               $885,822
                      1999                       -             172,041                 8,760                180,801


10.      LOAN COVENANTS

In early December 2000, the Company notified its financial institution, General Motors Acceptance Corporation ("GMAC"), that OAI had violated the Fixed Charge Coverage Ratio Covenant for the month of November 2000 of at least 1.15 to 1 required under GMAC's Credit Facility ("Credit Facility"). This violation occurred due to the unexpected significant slowdown in the OEM automobile market during the fourth calendar quarter of 2000. Due to this slowdown, OAI sales and earnings, which are historically directly correlated to OEM sales volumes, were lower than expected.

In recognition of the severity of the unexpected downturn and due to management's efforts to reduce operating costs, GMAC waived the covenant violation and reset OAI's operating covenants to lower levels through the period ending November 2001. In January 2001, the Company reported to GMAC that OAI was in violation of the new lower covenants for the period ended December 31, 2000, and would also be in violation for the period ending January 31, 2001.

In mid February GMAC, OAI and the Company reached a non-binding agreement, which is being documented at the time of filing of this Report on Form 10-Q. See the Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Because the outcome of the negotiations cannot be predicted, all of the long-term debt outstanding to GMAC has been classified as current at December 31, 2000.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On August 31, 2000, the Company acquired OAI, which manufactures, assembles and distributes audio speakers for the automotive, computer, television and telephone industries. Therefore, the consolidated statements of operations of the Company for the three months ended December 31, 2000 include a full three months of operations for OAI.

Total revenue for the three months ended December 31, 2000 was $15,768,448 compared to $185,050 for the same period in 1999. This increase of $15,583,398 in revenue is attributable to an increase in speaker sales of $15,233,124 due to the acquisition of OAI on August 31, 2000. The remaining increase is attributable to an increase in On-Site sales revenue of instruments of $231,400 primarily due to the sale of six OSA-II machines during the three months ended December 31, 2000 compared to none during same period in 1999. There was also an increase in On-Site lease revenue of $118,874 or 64.2%, primarily attributable to an increase in the number of units leased and on trial (generally for three to six months) generating various levels of revenue (some of which were nominal), compared to the number of units leased and on trial for the same period in 1999. The units currently on lease and on trial are in a variety of industries which includes truck stops, auctions, automobile dealerships, truck lube centers, engine development laboratories, municipalities, and others.

Gross profit margin for three months ended December 31, 2000 was 6.1% compared to a negative margin of 47.25% for the same period in 1999. The increase in gross profit margin is due to an increase in On-Site sales revenue and the contribution of gross profit margin from OAI speaker sales.

General and administrative expenses were $1,444,782 for the three months ended December 31, 2000 compared to $760,945 for the same period in 1999. The increase of $683,837 or 89.9% is primarily attributable to the addition of OAI expenses of $652,000.

Selling and marketing expenses were $557,531 for the three months ended December 31, 2000 compared to $157,885 for the same period in 1999. The increase of $399,646 or 253.1% is primarily attributable to the addition of OAI expenses of $323,000 and an increase in sales personnel for On-Site of $38,000.

Depreciation and amortization was $515,626 (excluding depreciation included in cost of sales) for the three months ended December 31, 2000 compared to $96,367 for the same period in 1999. This increase of $419,259 or 435.1% is primarily attributable to the amortization of goodwill recorded in connection with the acquisition of OAI of $396,000.

Interest income was $32,001 for the three months ended December 31, 2000 compared to $100,315 for the same period in 1999. The decrease of $68,314 or 68.1% is primarily due to a decrease in the average cash balance for the periods.

Interest expense was $1,376,297 for the three months ended December 31, 2000 compared to $45,177 for the same period in 1999. The increase of $1,331,120 or 2,946.5% is primarily due to the interest expense on the approximately $45 million in debt incurred in connection with the acquisition and operation of OAI.

In January 2001, the Company closed its OSA facility in Atlanta, Georgia, and redeployed personnel to Columbus, Indiana and Marlboro, Massachusetts. This will result in a one-time charge of approximately $250,000 to earnings in the Company's second fiscal quarter ended March 31, 2001.

Beginning in the second half of calendar year 2000, the United States economy began to weaken. The Company was not aware of this change at the time of its August 31, 2000 acquisition of OAI. The downturn was not felt at OAI until mid-November 2000 when Original Equipment Manufacturers ("OEMs") in the United States experienced a sudden and material reduction in the sales volume of new car purchases. January 2001 OAI revenues were down 40% compared to January 2000. According to major automotive industry publications and published economic reports, this trend is expected to continue for the next few months before improving during the second half of calendar 2001 to near historic levels. There can be no assurances that OEM business will not further deteriorate or will improve in the second half of 2001.

On a consolidated basis, future operating results will be affected by amortization expense of approximately $1,700,000 per year resulting from goodwill related to the OAI acquisition and amortization of the value of 1,500,000 outstanding warrants and options, most of which were issued in connection with the Company's continuing financing efforts.

For the three months ended December 31, 2000, the Company sustained a net loss of $2,790,790 and a Net Loss Available to Common Stockholders of $2,869,540 after reductions related to preferred stock transactions and dividends. The comparable numbers for the three months ended December 31, 1999 were a loss of $1,028,152 and Net Loss Available to Common Stockholders of $1,414,438.

In order to reduce its losses and improve operating results, the Company must significantly increase OSA-II revenues and improve operating results at OAI. There can be no assurance that the Company will be successful in accomplishing this during fiscal 2001.



Liquidity and Capital Resources

Net cash provided by operating activities was $6,665,503 for the three months ended December 31, 2000. This was attributable to a net loss of $1,904,968, which excludes depreciation and amortization offset by a decrease in accounts receivable of $7,808,157 and an increase in other liabilities of $2,620,599, offset by a decrease in accounts payable of $1,125,972 and an increase in inventory of $428,634.

Net cash used in investing activities was $259,046 for the three months ended December 31, 2000. This use of cash was primarily attributable to the payment of acquisition costs relating to OAI, and the purchase of the assets of BAT.

Net cash used in financing activities was $6,856,353, which consisted primarily of net repayments on the GMAC Revolving Credit Facility and scheduled principal payments.

The sales reduction at OAI has severely strained its liquidity and has caused OAI to violate its GMAC covenants for the months of November and December 2000, and January 2001. In order to maintain OAI's solvency during this period management has aggressively taken the following measures at OAI:

(1)      Eliminated the second shift;

(2) Reduced overall OAI headcount by approximately 1/3 (150 employees) over historic levels;

(3) Embarked on major cost cutting initiatives in all aspects of its business; and

(4) Aggressively embarked on obtaining material price reductions and have begun the process of resourcing material components to lower cost suppliers.

In the aggregate, the Company believes that these cost cutting measures can result in annual OAI calendar year savings of approximately $5,000,000. Additionally, OAI is seeking new sources of higher margin after-market business to reduce its reliance upon the OEM automotive business.

As a condition of granting the Credit Facility to OAI, GMAC required that this facility be used to provide working capital to OAI only. Except for the possibility of the payment of management fees and a dividend on the Company's over $3,000,000 preferred stock investment in OAI, OAI is restricted from using its Credit Facility to fund the activities of the Company's corporate office or any of its other subsidiaries. As of February 19, 2001, OAI had not paid the Company any management fees or preferred dividends and none are presently anticipated to be paid.

Also, in order to acquire OAI, the Company incurred substantial debt. In addition to substantial interest payments, which are required to be paid by OAI, the senior debt owed to GMAC requires principal payments of approximately $173,000 per month through August 31, 2001, increasing to approximately $223,000 per month on September 1, 2001. These required principal payments will continue to place substantial pressure on OAI's liquidity.

In November 2000, OAI breached its Fixed Charge Coverage Ratio ("Coverage Ratio") under the GMAC Credit Facility by going below the required 1.15 to 1 ratio. On January 12, 2001, GMAC waived the covenant violation and reset the monthly Coverage Ratio and certain other operating ratios to lower levels ("Waiver"). As a condition of the Waiver, OAI and the Mennen Trust agreed to suspend all interest payments due to the Mennen Trust until OAI reaches a cumulative Coverage Ratio of 1.15 to 1. The Company has agreed to pay monthly interest payments to the Mennen Trust from corporate funds until OAI resumes payments.

In January and February 2001, the Company infused $600,000 into OAI to help OAI with its liquidity. Additionally, on February 15, 2001, the Company received a non-binding term sheet from GMAC to address OAI's liquidity problems. Under the terms of the proposed agreement, GMAC would provide access to an additional $500,000 in availability under its Credit Facility if the Company simultaneously agreed to infuse cash of $1,000,000 into OAI. Additionally, as part of these proposed terms, GMAC would waive the Company's covenant default for December 2000 and reset the Company's 2001 covenants to reflect the continued downturn in the automotive industry.

Currently, the Company does not have $1,000,000 in funds to lend OAI. However, under the terms of the Standby Commitment, (see Note 4 of the Notes to Unaudited Interim Consolidated Financial Statements), G. Jeff Mennen is required to purchase $2,000,000 of Series C Preferred Stock, if the Company's cash and cash equivalents fall below $400,000. The Company expects to use proceeds from the Standby Commitment to meet GMAC's requirements within the next few weeks.

As of February 19, 2001, GMAC is allowing OAI full use of the Credit Facility despite OAI's covenant violations. The Company expects to reach agreement on these terms with GMAC no later than February 23, 2001. There can be no assurances that GMAC's terms will become binding. Furthermore, there can be no assurance that the Company will not need further relief from these covenants in the future, or that GMAC will agree to reduce the covenants further. Failure to agree upon terms will have a material adverse impact on OAI and overall Company operations.

In order to meet its working capital needs, the Company has entered into several recent transactions as described in Notes 4, 5, and 6 of the Notes to Unaudited Interim Consolidated Financial Statements.

The Company has incurred significant losses since its inception and has funded these losses through equity offerings of preferred stock, debt instruments and the sale of assets. The Company is and will continue to be highly leveraged for the immediate future. The Company has incurred substantial indebtedness as a result of its acquisitions, new product research and development and operating losses. Cash flows from operations are inadequate to cover these charges. The Company's high level of debt may have several important effects on its future operations including the following: (i) a substantial portion of the Company's cash flow must be dedicated to the payment of interest and dividends on indebtedness and preferred stock (ii) the financial covenants contained in the GMAC Credit facility will require the Company to meet certain financial tests and other restrictions which limits its ability to borrow additional funds or to dispose of assets, and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures and for general corporate purposes may be limited.

As of February 19, 2001, the Company had approximately $500,000 in cash, and the Standby Commitment for $2,000,000 of additional funding. As described above, the Company will be required to use at least $1,000,000 of the Standby Commitment to fund the operations of OAI. As a result of the anticipated substantial reduction in business at OAI in January and the tentative agreement with GMAC, the Company's cash on hand will not be sufficient to fund its operations through September 30, 2001.

The Company is currently seeking new sources of capital to fund its operations. The Company believes it will be successful in obtaining financing, however, there can be no assurances that the Company will be successful or that the new financing will be available on acceptable terms. Failure to obtain additional financing will have a material negative impact on the Company's operation.

Forward-Looking Statements
The matters discussed in this Report relating to (1) automotive industry sales improving in the second half of 2001, (2) OAI entering into an amendment to GMAC Credit Facility, (3) the Company's expectation about raising additional capital,
(4) the Company's ability to reduce expenses, and (5) the adequacy of the Company's working capital are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "intends", "believes" and similar words are used to identify forward-looking statements within the meaning of the Act.

Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to expand the market for OSA-IIs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) the ability of the OSA-II units to operate as anticipated at the Shell GST Group installations, (7) economic factors and contractual or other barriers to reaching a further binding agreement with GMAC, (8) unanticipated problems arising from the performance of OAI's speakers sold to OEMs, (9) the ability of OAI to execute its revised business plan, cost cutting measures and to obtain new higher margin OAI after-market business, and (10) the ability of the Company to raise capital on acceptable terms despite its ongoing operating losses. The Company does not intend to update any forward-looking statements. Investors should also consider the factors contained in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

               See Note 8 of the Notes to Unaudited Interim Consolidated Financial Statements for a Discussion of Legal Proceedings.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                  b.       Reports on Form 8-K

                           During the quarter ended December 31, 2000, a Form 8-K/A was filed on October 25th, 2000 in connection with the change in auditors.

                           During the quarter ended December 31, 2000, a Form 8-K/A was filed on November 13th, 2000 in connection with the acquisition of OAI.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         GLOBAL TECHNOVATIONS, INC.


         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer

Dated:  February 20, 2001