Form 10-Q
period 2001-03-31
GLOBAL TECHNOVATIONS INC
filed 2001-05-21
CIK 800055

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 2001

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

               Class                          Outstanding at May 18, 2001
Common stock: $.001 par value                       29,809,281 shares

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION



ITEM 1.   Financial Statements                                           Page

          Condensed Consolidated Balance Sheets as of March 31, 2000
          (Unaudited) and September 30, 2000...............................3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000 (Unaudited)...........4

          Condensed Consolidated Statements of Operations for the
          Six Months Ended March 31, 2001 and 2000 (Unaudited).............5


          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 2001 and 2000 (Unaudited).............6

          Notes to Unaudited Condensed Consolidated
          Financial Statements..........................................7-13


ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........14-18



                           PART II - OTHER INFORMATION

ITEM  1.  Legal Proceedings...............................................18

ITEM  6.  Exhibits and Reports on Form 8-K................................19

                            GLOBAL TECHNOVATIONS, INC
                                    FORM 10-Q

                      CONDENSED CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
                                                                                       March 31,                  September 30,
ASSETS                                                                                   2001                          2000
                                                                                   ------------------             ----------------
Current Assets:
  Cash and cash equivalents                                                              $ 1,301,557                  $ 1,046,152
  Trade accounts receivable, net of allowance for doubtful
      accounts of $103,000 and $120,000                                                    5,544,245                   13,105,629
  Inventories                                                                              7,786,314                    7,465,007
  Prepaid expenses                                                                           138,608                       82,662
  Other                                                                                       99,754                      100,224
                                                                                   ------------------             ----------------
Total current assets                                                                      14,870,478                   21,799,674
Property and equipment, net                                                               11,772,931                   11,662,864
Capitalized database, net                                                                  1,546,111                    1,651,527
Goodwill, net of amortization of $929,000 and $132,000                                    30,168,105                   31,439,799
Other assets, net                                                                          1,254,598                    1,412,767
                                                                                   ------------------             ----------------
TOTAL ASSETS                                                                            $ 59,612,223                 $ 67,966,631
                                                                                   ==================             ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                         $ 6,627,429                 $ 11,841,418
  Current portion of long term debt                                                       11,557,167                    3,449,666
  Accounts payable                                                                        12,350,132                   11,053,264
  Deferred revenue                                                                           506,654                      312,801
  Other accrued liabilities                                                                3,263,386                    3,336,192
  Payable to former buyer of automotive subsidiary                                           975,887                      994,232
                                                                                   ------------------             ----------------

Total current liabilities                                                                 35,280,655                   30,987,573
                                                                                   ------------------             ----------------
  Long term debt, less current portion                                                    22,253,772                   32,200,045
  Other liabilities                                                                        1,302,390                      898,020
                                                                                   ------------------             ----------------

Total long term liabilities                                                               23,556,162                   33,098,065
                                                                                   ------------------             ----------------
Total liabilities                                                                         58,836,817                   64,085,638

Commitments and contingencies ( Notes 8 and 11 )

Stockholders' equity:
  Convertible preferred stock - $.10 par value, 5,000,000 shares authorized;
   7,500 and 3,500 shares issued and outstanding
      March 31, 2001 and September 30, 2000, respectively, net of discount                 7,203,342                    3,500,000
  Common stock-$.001 par value, 50,000,000 shares
  authorized; 29,809,281 and 29,804,281 shares issued and outstanding
   at March 31, 2001 and September 30, 2000, respectively                                     29,809                       29,804
  Additional paid-in capital                                                              33,038,177                   32,557,802
  Accumulated deficit                                                                    (38,146,568)                 (30,857,259)
  Treasury stock-at cost; 466,234  shares                                                 (1,349,354)                  (1,349,354)
                                                                                   ------------------             ----------------
Total stockholders' equity                                                                   775,406                    3,880,993
                                                                                   ------------------             ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 59,612,223                 $ 67,966,631
                                                                                   ==================             ================



See accompanying notes to unaudited condensed consolidated financial statements.

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                 2001                          2000
                                                                          -------------------            -----------------
Revenue:
  Sales revenue - speakers                                                      $ 11,957,821                          $ -
  Sales revenue - instruments                                                        242,452                       73,280
  Lease revenue - instruments                                                        425,922                      225,223
                                                                          ------------------            ------------------
   Total revenue                                                                  12,626,195                      298,503
                                                                          -------------------            -----------------
Cost of sales and leasing
  Cost of sales - speakers                                                        11,241,821                            -
  Cost of sales - instruments                                                        154,364                       40,677
  Cost of leasing - instruments                                                      623,684                      381,679
                                                                          -------------------            -----------------
    Total of cost of sales and leasing                                            12,019,869                      422,356
                                                                          -------------------            -----------------
Gross profit (loss)                                                                  606,326                     (123,853)
                                                                          -------------------            -----------------
Expenses:
  General and administrative                                                       1,691,757                      884,718
  Selling and marketing                                                            1,305,528                      271,247
  Depreciation and amortization                                                      521,728                       94,385
  Research and development                                                            10,385                       27,287
                                                                          -------------------            -----------------
Total expenses                                                                     3,529,398                    1,277,637
                                                                          -------------------            -----------------
Loss from operations                                                              (2,923,072)                  (1,401,490)
Other income (expense):
  Interest income                                                                     17,306                       43,016
  Interest expense                                                                (1,356,229)                     (48,901)
  Other income, net                                                                   44,177                       45,341
                                                                          -------------------            -----------------

Net other income (expense)                                                        (1,294,746)                      39,456
                                                                          -------------------            -----------------
Loss before income taxes                                                          (4,217,818)                  (1,362,034)
Income tax expense                                                                         -                            -
                                                                          -------------------            -----------------
Net loss                                                                          (4,217,818)                  (1,362,034)
Embedded dividend on preferred stock                                                 (17,577)                           -
Preferred dividends                                                                 (141,527)                     (78,750)
Value of warrants issued with preferred stock                                        (33,827)                           -
                                                                          -------------------            -----------------
Net loss available to common stockholders                                        ($4,410,749)                 ($1,440,784)
                                                                          ===================            =================

Basic and Diluted Earnings (Loss) Per Share
Net Loss                                                                             $ (0.15)                     $ (0.05)
                                                                          ===================            =================

Basic and diluted weighted average common shares outstanding                      29,341,436                   29,333,047
                                                                          ===================            =================


See accompanying notes to unaudited condensed consolidated financial statements.
                                    4


                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

                                                                             2001                        2000
                                                                       -----------------            ----------------
Revenue:
  Sales revenue - speakers                                                 $ 27,190,945                         $ -
  Sales revenue - instruments                                                   473,852                      73,280
  Lease revenue - instruments                                                   729,846                     410,273

                                                                       -----------------            ----------------
   Total revenue                                                             28,394,643                     483,553
                                                                       -----------------            ----------------
Cost of sales and leasing
  Cost of sales - speakers                                                   25,400,377                           -
  Cost of sales - instruments                                                   298,261                      40,677
  Cost of leasing - instruments                                               1,124,893                     654,171
                                                                       -----------------            ----------------
    Total of cost of sales and leasing                                       26,823,531                     694,848
                                                                       -----------------            ----------------
Gross profit (loss)                                                           1,571,112                    (211,295)
                                                                       -----------------            ----------------
Expenses:
  General and administrative                                                  3,136,539                   1,645,663
  Selling and marketing                                                       1,863,059                     429,132
  Depreciation and amortization                                               1,037,354                     190,752
  Research and development                                                       34,389                      38,959
                                                                       -----------------            ----------------
Total expenses                                                                6,071,341                   2,304,506
                                                                       -----------------            ----------------
Loss from operations                                                         (4,500,229)                 (2,515,801)
Other income (expense):
  Interest income                                                                49,307                     143,331
  Interest expense                                                           (2,732,526)                    (94,078)
  Other income, net                                                             174,840                      76,362
                                                                       -----------------            ----------------

Net other income (expense)                                                   (2,508,379)                    125,615
                                                                       -----------------            ----------------
Loss before income taxes                                                     (7,008,608)                 (2,390,186)
Income tax expense                                                                    -                           -
                                                                       -----------------            ----------------
Net loss                                                                     (7,008,608)                 (2,390,186)
Embedded dividend on preferred stock                                            (17,577)                    (55,356)
Preferred dividends                                                            (220,277)                   (157,500)
Value of warrants issued with preferred stock                                   (33,827)                   (252,180)
                                                                       -----------------            ----------------
Net loss available to common stockholders                                   ($7,280,289)                ($2,855,222)
                                                                       =================            ================

Basic and Diluted Earnings (Loss) Per Share
Net Loss                                                                        $ (0.25)                    $ (0.10)
                                                                       =================            ================

Basic and diluted weighted average common shares outstanding                 29,339,723                  29,333,047
                                                                       =================            ================


See accompanying notes to unaudited condensed consolidated financial statements.


                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
                                                                               2001                          2000
                                                                         -----------------           -----------------
OPERATING ACTIVITIES:
    Net loss                                                                 $ (7,008,608)               $ (2,390,186)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Depreciation                                                                  716,655                     259,359
    Amortization                                                                1,075,596                     118,068
    Amortization of original issue discount on debt                                62,061                           -
    Non cash value of services from consultants                                   103,572                      36,000
    Decrease in accounts receivable, net                                        7,561,384                      33,233
    (Increase) decrease in inventories                                           (321,307)                    415,321
    Increase in prepaid expenses                                                  (55,946)                    (31,438)
    Decrease (increase) in other assets                                               470                     (66,915)
    Increase in preferred stock of buyer of automotive subsidiary                       -                     (21,289)
    Increase (decrease) in accounts payable                                     1,296,868                    (120,522)
    Increase in deferred revenue                                                  193,853                     737,192
    Decrease in accrued liabilities                                              (235,584)                   (610,568)
    Decrease in payable to former buyer of automotive subsidiary                  (18,345)                    (17,324)
    Increase (decrease) in other liabilities                                      404,370                     (89,799)
                                                                         -----------------           -----------------
Net cash provided by (used in) operating activities                             3,775,039                  (1,748,868)
                                                                         -----------------           -----------------

INVESTING ACTIVITIES:
    Proceeds from sale of subsidiary                                                    -                   5,182,302
    Payment for acquisition costs of OAI                                         (106,012)                          -
    Payment for purchase of assets of BAT                                        (151,212)                          -
    Purchases of property and equipment, net                                     (841,488)                   (774,203)
                                                                         -----------------           -----------------
Net cash (used in) provided by investing activities                            (1,098,712)                  4,408,099
                                                                         -----------------           -----------------

FINANCING ACTIVITIES:
    Preferred stock issuance, net                                               4,000,000                     (18,747)
    Proceeds from exercise of stock options                                         1,400                           -
    Repayments of Senior Convertible Notes                                        (15,000)                          -
    Repayments of Term A and B Loans                                           (1,035,833)                          -
    Repayment of loan payable                                                           -                    (500,000)
    Payment of preferred stock dividends                                         (157,500)                   (236,250)
    Repayment of line of credit borrowings, net                                (5,213,989)                 (1,913,986)
                                                                         -----------------           -----------------
Net cash used in financing activities                                          (2,420,922)                 (2,668,983)
                                                                         -----------------           -----------------

Net increase (decrease) in cash and cash equivalents                              255,405                      (9,752)
Cash and cash equivalents at beginning of period                                1,046,152                   2,308,952
                                                                         -----------------           -----------------
Cash and cash equivalents at end of period                                     $1,301,557                  $2,299,200
                                                                         =================           =================


See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION


The accompanying financial statements of Global Technovations, Inc. (the "Company" or "GTI") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 2000. Certain fiscal year 2000 amounts have been reclassified to conform to current year presentation.

As discussed in Notes 5 and 7, the Company acquired Onkyo America Inc. ("OAI") on August 31, 2000 and purchased substantially all of the assets of Boston Advanced Technologies, Inc. ("BAT") in late December 2000. Both acquisitions were accounted for as purchases; therefore, the results of their operations have been included with the Company from their respective acquisition dates.

Comprehensive Income

For the three and six months ended March 31, 2001 and 2000, there were no differences between net income and comprehensive income.


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

For the three months ended March 31, 2001 and 2000, the effect of equivalent shares related to stock options, warrants and convertible preferred stock were 8,813,410 and 3,659,414, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

For the six months ended March 31, 2001 and 2000, the effect of equivalent shares related to stock options, warrants and convertible preferred stock were 13,824,023 and 3,746,861, respectively, and were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

3.       INVENTORIES

         Inventories consisted of the following:                           March 31,           September 30,
                                                                             2001                2000

                              Raw materials                              $ 5,169,570           $ 5,519,573
                              Finished goods                               2,796,744             2,125,434
                              Less:  allowance for
                              obsolescence                                 (180,000)             (180,000)
                                                                          $7,786,314            $7,465,007


4.       CONVERTIBLE PREFERRED STOCK

On November 17, 1998, the Company sold $3,500,000 of Series B Convertible Preferred Stock ("Series B Preferred") to two trusts (either trust "the Mennen Trust"), of which, G. Jeff Mennen, a director of the Company, is a trustee. The Series B Preferred is convertible into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 85% of the closing bid price of the Common Stock on the previous trading day (the "Conversion Price").

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

In January 2001, the Company sold $2,000,000 of its Series C Convertible Preferred Stock ("Series C Preferred") to the Mennen Trust. The Series C Preferred is convertible into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 75% of the average closing price of the Common Stock during the period of five trading days immediately preceding the date of conversion, but not less than $.4375 per share (the "Conversion Price"). The Company has the option to redeem the Series C Preferred at a price of 115% of Stated Value plus accrued dividends, which option expires on June 30, 2001. Thereafter, the redemption premium increases to 120% of Stated Value plus accrued dividends. The Series C Preferred pays a dividend of 10% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of: (A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause (A). As additional consideration, the Company issued to the Mennen Trust 200,000 warrants to purchase the Company's Common Stock exercisable over a 10-year period at a price of $.4375 per share. These warrants and the beneficial conversion feature were valued at approximately $144,000, which is being amortized as a deduction from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share from the date of issuance to January 15, 2002, the first date of conversion.

In January 2001, the Company sold $2,000,000 of its Series C Convertible Preferred Stock ("Series C Preferred") to the Mennen Trust. The Series C Preferred is convertible into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 75% of the average closing price of the Common Stock during the period of five trading days immediately preceding the date of conversion, but not less than $.4375 per share (the "Conversion Price"). The Company has the option to redeem the Series C Preferred at a price of 115% of Stated Value plus accrued dividends, which option expires on June 30, 2001. Thereafter, the redemption premium increases to 120% of Stated Value plus accrued dividends. The Series C Preferred pays a dividend of 10% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of: (A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause (A). As additional consideration, the Company issued to the Mennen Trust 200,000 warrants to purchase the Company's Common Stock exercisable over a 10-year period at a price of $.4375 per share. These warrants were valued at approximately $72,000 and are being from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share from the date of issuance to the first date of conversion. The first date holders of Series D Preferred may convert is the later of (i) January 15, 2002 or (ii) the effective date of a registration statement for the public sale of the underlying Common Stock.

Additionally,  in March  and May  2001 the  Mennen  Trust  purchased  a total of
$4,000,000  of  Series  D  Preferred  Stock ("Series  D  Preferred"),   funding
$2,000,000 each time. The terms of the Series D Preferred are similar to the Series C Preferred except (i) the first $2,000,000 of the Series D Preferred converts at .6875 per share and (ii) the second $2,000,000 converts at $.539 per share. As consideration for an agreement to fund the first $2,000,000, the Company issued to the Mennen Trust 400,000 warrants exercisable at $.6875 per share. These warrants were valued at approximately $204,000, which is being amortized as a deduction from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share from the date of issuance to the first date of conversion. As consideration for the second $2,000,000 of Series D Preferred, the Company issued to the Mennen Trust 250,000 warrants exercisable at $.80 per share. These warrants were valued at approximately $158,000 and will be deducted from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share from the date of issuance to the first date of conversion.



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

In December 2000, Onkyo Corporation, the Company and OAI modified the Share Purchase Agreement by reducing the Promissory Note to Onkyo Corporation by $1,000,000 and waiving the accrued interest on the same $1,000,000 of Promissory Note retroactive to August 31, 2000. Additionally, Onkyo Corporation agreed to extend the time for OAI to pay approximately $3,200,000 in trade payables due to Onkyo Corporation from May 31, 2001 to March 10, 2002. In making these concessions, Onkyo Corporation recognized that the recent softness in the automotive industry had reduced OAI's cash flow. The Company also believes that these concessions helped facilitate General Motors Acceptance Corporation ("GMAC") amending OAI's loan covenants to provide OAI additional liquidity (See
Note 11 of the Notes to Unaudited Interim Consolidated Financial Statements). In connection with the reduction of the note by $1,000,000, the Company reduced the goodwill recorded in connection with the purchase of OAI.

6.       MENNEN TRUST GUARANTEE

On November 30, 2000, the Mennen Trust agreed to guarantee ("Guarantee") a 13 month $1,000,000 note from the Company to Top Source Automotive, Inc. ("TSA"), the Company's 85% owned subsidiary. This permits the Company to use TSA's cash, which had been allocated in the event the arbitration proceeding with NCT Audio Products ("NCT") was unsuccessful. (See Note 9 below.) In consideration for the guarantee, the Company agreed to pay the Mennen Trust a $50,000 fee on January 15, 2001 and issued to the Mennen Trust 150,000 ten year warrants exercisable at a strike price of $.4375. These warrants were valued at approximately $77,000, and together with the $50,000 fee was expensed during the first fiscal quarter ended December 31, 2000.

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


7.       PURCHASE OF THE ASSETS OF BAT

In late December 2000, the Company's On-Site Analysis, Inc. subsidiary ("On-Site") purchased substantially all of the assets of BAT of Marlboro, Massachusetts. BAT, under an exclusive agreement with a multi-billion-dollar chemical company, develops and manufactures a family of portable, spectroscopic instruments marketed under the name of SpecTrace(TM) liquid petroleum marker systems. The automatic SpecTrace(TM) instruments utilize sophisticated chemo metric analysis to make accurate, in-the-field measurement of marker concentration in many forms of refined petroleum products. The marker systems are currently used by a number of governments for fuel excise tax enforcement and by gasoline and oil marketers for brand integrity and quality control. In addition to its work with the major chemical company, BAT previously (and On-Site currently) manufactures the PetroAnalytics(TM) line of diesel fuel and gasoline properties analyzers for the automotive, truck and heavy-duty equipment service markets. This instrument employs mid-infrared spectroscopic analysis and chemo metrics to automatically measure fuel properties that previously were available only from testing laboratories at a cost of several hundred dollars per sample. Similarly, BAT's gasoline analyzer purchased by On-Site measures octane, composition and volatility parameters that are important to the performance of automobile engines.

On-Site paid $125,000 in cash, agreed to assume $250,000 in debt ($150,000 of which is long-term debt due in three years) and the Company issued 280,000 warrants at a strike price of $3.00 per share, and 10,000 warrants at a strike price of $2.00 per share. Approximately $401,000 of costs in excess of net assets acquired were recorded in connection with the acquisition. Additionally, On-Site agreed to pay a contingent earn-out based upon the performance of the BAT division post-acquisition. In return, On-Site received the rights to six patents. As of March 31, 2001, the operations of BAT had been fully integrated into On-Site and no earn-out was payable.

8.       JIFFY LUBE AGREEMENT

On May 1, 2001 the Company entered into a five year OSA Sales and License Agreement, with renewal clauses, with Jiffy Lube International, Inc. ("Jiffy Lube") located in Houston, Texas. Jiffy Lube states that it is the largest franchising organization in the fast lube industry and provides fast oil change and related services through at least 2,200 centers nationwide (approximately 70% of which are franchised).

Under the terms of the agreement:

The Company agreed to:

o Develop and provide (1) an oil analysis mail-in program utilizing the Company's OSA units ("Mail-In-Program") at six regional Company owned mini-labs around the country, and (2) an on-site oil analysis program utilizing the Company's OSA ("On-Site-Program") units on-site. As a component of both Programs the Company agreed to provide a report, which will be electronically provided both to Jiffy Lube stores and on a consolidated basis to the Jiffy Lube corporate office. The six laboratories will be located in West Palm Beach, Florida; Houston, Texas; Marlboro, Massachusetts; Beltsville, Maryland: Oceanside, California, and in Columbus, Indiana at the Company's OAI facility.

o Grant Jiffy Lube the exclusive rights for the United States and Canada to provide oil analysis services to the automobile market consisting of retail consumers, independent automotive dealers or other consumer based automobile repair retailers provided that Jiffy Lube purchase or lease 1,000 OSA units as described below and attains certain escalating minimum annual sample test volume requirements. This volume would be measured by adding together the number of mail-in-tests sent by Jiffy Lube locations to Company owned mini-labs and the number of oil analysis tests, performed on-site at Jiffy Lube locations.

In return Jiffy Lube agreed to:

o Purchase or lease at an agreed upon price up to 1,000 OSA units by the end of calendar year 2002 for deployment at their Jiffy Lube company-owned and franchised stores. Unless Jiffy Lube acquires 1000 units by December 31, 2002 and reaches certain agreed upon volume levels, it shall lose its exclusive rights as described above.

o Offer Mail-In Program, at an agreed upon fixed price, at all Jiffy Lube locations not deploying on-site units


9.       LEGAL PROCEEDINGS

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

NCT Audio Products, Inc. v. Top Source Technologies, Inc., et al. (American Arbitration Association): As previously reported in the Company's Report on Form 10-K/A for the fiscal year ending September 30, 2000 ("2000 Form 10-K") and its Report on Form 10-Q for the quarter ending December 31, 2000 ("2000 Form 10-Q"), GTI and its 85% owned subsidiary, TSA are respondents in an arbitration proceeding brought by NCT before the American Arbitration Association; GTI and TSA have asserted counterclaims against NCT in the same proceeding.

On July 18, 2000, NCT served a revised Demand For Arbitration. NCT continues to assert that, in connection with NCT's attempts to acquire substantially all of the assets of TSA, GTI and TSA committed breach of contract, breach of fiduciary duties and engaged in fraudulent inducement; NCT also asserts that GTI and TSA made negligent misrepresentations. All claims asserted in the initial Demand against GTI and TSA are reasserted in the revised Demand, except that NCT no longer asserts a claim for fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under. The revised Demand seeks rescission of the Asset Purchase Agreement entered into by GTI, TSA and NCT and compensatory damages in excess of $3.5 million. GTI and TSA have denied all allegations.

On February 1, 2001, GTI and TSA moved to dismiss the breach of fiduciary duty claim on the ground that the arbitrators lacked jurisdiction to decide such claim. The arbitrators have reserved on the motion and stated that they will rule on the motion in connection with their final award.

The case is being defended vigorously. The Company believes that NCT's claims for damages beyond its 15% equity ownership of TSA less certain adjustments and offsets are without merit. (The Company has recorded net amounts due to NCT on its balance sheet of approximately $976,000 at March 31, 2001.)

On July 19, 2000, Louis Mellilio, a former employee filed an action against OAI in the United States District Court, Southern District of Indiana, alleging that he was terminated and denied contractual severance benefits three months after such termination because of his age and further alleging discriminatory acts on the part of OAI. The complaint sought severance payments and other damages in unspecified amounts, compensatory and punitive damages, and attorneys' fees. Recently, counsel for the former employee, has filed a motion to amend the complaint to add claims for treble damages. OAI ceased the severance payments after discovering what it believed to be improper conduct on the part of the former employee. This suit is at an early stage and is being defended vigorously. The Company cannot quantify OAI's potential liability, if any.


10.      SEGMENT REPORTING

The Company currently classifies its operations into the following segments: (1) Automotive Audio Technology, which consists of OAI and (2) Oil Analysis Service, which consists of On-Site operations. Corporate and other includes general corporate assets consisting primarily of cash and cash equivalents, property and equipment, and corporate expenses. The material components of corporate general and administrative expenses are salaries and benefits; travel and entertainment; consulting; and proxy, printing and transfer costs. In fiscal 2001 and 2000, corporate expenses (salaries, benefits and general and administrative expenses) have been allocated to oil analysis service segment. Under the current terms of OAI's banking facility with GMAC, no corporate expenses are allowed to be allocated to OAI. Financial information about the Company's operations by segments for the six months ended March 31, 2001 and 2000 is as follows:


                                      Automotive         Oil Analysis         Corporate
                                   Audio Technology         Service           And Other               Consolidated
Revenue:
                      2001            $ 27,190,945         $ 1,203,698           $  -                  $ 28,394,643
                      2000                  -                  483,553              -                       483,553

Net Loss:
                      2001            $ (3,228,661)       $ (2,281,316)          $(1,498,631)          $ (7,008,608)
                      2000                  -               (2,027,228)             (362,958)            (2,390,186)

Assets:
            March 31, 2001             $52,728,178          $5,953,813           $   930,232            $59,612,223
        September 30, 2000              60,301,707           5,453,413             2,211,511             67,966,631

Depreciation and
Amortization:
                      2001              $1,306,235            $458,279           $    27,737            $ 1,792,251
                      2000                 -                   360,075                17,352                377,427


11. LOAN COVENANTS

As a result of the unanticipated softness in the U.S. automotive industry, OAI's sales, which are historically directly correlated to OEM sales, have substantially been below historical levels since November 2000. This has resulted in repeated covenant defaults by the Company in its loan agreement with GMAC during the past six months. As of May 21st, OAI is current with interest and required principal payment.

In order to assist OAI in meeting its liquidity needs, in recognition of, $1,650,000 advanced to OAI by GTI and management's efforts to reduce operating costs, GMAC has entered into three amendments to its loan agreement with OAI. Additionally GMAC has provided OAI with approximately $1,000,000 of extra availability under its revolving line of credit (Credit Facility") through these amendments. The covenant defaults are continuing as of May 21st, 2001. As a result of the covenant defaults described above, all of the long-term debt outstanding to GMAC has been classified as current at March 31, 2001.


12. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During six months ended March 31, 2001, 86% of OAI sales were derived from three customers. Delphi Delco Electronics accounted for approximately 54% and Daimler-Chrysler and Fujitsu Ten together, accounted for approximately 32%.

During six months ended March 31, 2001, approximately 52% of On-Site's revenues were derived from three customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On August 31, 2000, the Company acquired OAI, which manufactures, assembles and distributes audio speakers for the automotive, computer, television and telephone industries. Therefore, the consolidated statements of operations of the Company for the six months ended March 31, 2001 include a full six months of operations for OAI.

Beginning in the second half of calendar year 2000, the United States economy began to weaken. The Company was not aware of this change at the time of its August 31, 2000 acquisition of OAI. The downturn was not felt at OAI until mid-November 2000 when OEMs in the United States experienced a sudden and material reduction in the sales volume of new car purchases. January 2001 OAI revenues were down 40% compared to January 2000. According to major automotive industry publications and published economic reports, this trend is expected to continue for the next few months before improving during the second half of calendar 2001 to near historic levels.

Total revenue for the three and six months ended March 31, 2001 was $12,626,195 and $28,394,643 compared to $298,503 and $483,553 for the same periods in 2000. This increase of $12,327,692 or 4,129.8% for the three-month period and $27,911,090 or 5,772.1.% for the six-month period is attributable to speaker sales of $11,957,821 and $27,190,945 due to the acquisition of OAI on August 31, 2000. The remaining increase is attributable to an increase in On-Site sales of instruments of $169,172 or 230.9% for the three-month period and $400,572 or 546.6% for the six-month period. During the three and six months ended March 31, 2001 the Company sold three and eight OSA-II machines, respectively compared to one during same periods in 2000. There was also an increase in On-Site lease revenue of $200,699 or 89.1% for the three month period and $319,573 or 77.9% for the six month period primarily attributable to an increase in the number of units leased and on trial (generally for three to six months) generating various levels of revenue (some of which were nominal), compared to the number of units leased and on trial for the same periods in 2000. The units currently on lease and on trial are in a variety of industries which includes truck stops, auctions, automobile dealerships, truck lube centers, engine development laboratories, municipalities, and others.

Gross profit margin for six months ended March 31, 2001 was 5.5% compared to a negative margin of 43.7% for the same period in 2000. The increase in gross profit margin is due to an increase in On-Site sales revenue and the contribution of gross profit margin from OAI speaker sales. Gross margins from speaker sales were 5.99% and 6.59%, respectively, for the three and six-month periods ended March 31, 2001. The decrease is primarily attributable to automotive OEM factory shutdowns resulting in a 40 - 50% sales decline in certain product lines.

General and administrative expenses were $1,691,757 and $3,136,539 for the three and six months ended March 31, 2001 compared to $884,718 and $1,645,663 for the same periods in 2000. The increase of $807,039 or 91.2% for the three-month period and $1,490,876 or 90.6% for the six-month periods primarily attributable to the addition of OAI expenses of $647,000 and $1,299,000 for the three and six-months ended March 31, 2001, respectively.

In January 2001, the Company closed its OSA facility in Atlanta, Georgia, and redeployed personnel to Columbus, Indiana and Marlboro, Massachusetts. This resulted in a one-time charge of approximately $100,000, for severence pay of approximately $24,000, and moving expenses of approximately $76,000, to earnings in the Company's second fiscal quarter ended March 31, 2001, included in general and administrative expenses.

Selling and marketing expenses were $1,305,528 and $1,863,059 for the three and six-months ended March 31, 2001 compared to $271,247 and $429,132 for the same periods in 2000. The increase of $1,034,281 or 381.3% for the three-month period and $1,433,927 or 334.2% for the six-month period is primarily attributable to the addition of OAI expenses of $1,055,000 and $1,378,000 for the three and six-months ended March 31, 2001, respectively.

Depreciation and amortization was $521,728 and $1,037,354 (excluding depreciation included in cost of sales) for the three and six-months ended March 31, 2001 compared to $94,385 and $190,752 for the same periods in 2000. This increase of $427,343 or 452.8% for the three-month period and $846,602 or 443.8% for the six-month period is primarily attributable to the amortization of goodwill recorded in connection with the acquisition of OAI of $396,000 and $792,000 for the three and six-months end March 31, 2001, respectively.

Interest income was $17,306 and $49,307 for the three and six months ended March 31, 2001 compared to $43,016 and $143,331 for the same periods in 2000. The decrease of $25,710 or 59.8% for the three-month period and $94,024 or 65.6% for the six-month period is primarily due to a decrease in the average cash balance for the both periods.

Interest expense was $1,356,229 and $2,732,526 for the three and six months ended March 31, 2001 compared $48,901 and $94,078 for the same periods in 2000. The increase of $1,307,328 or 2,673.4% for the three month period and $2,638,448 or 2,804.5% for the six month period is primarily due to the interest expense on the approximately $45 million in debt incurred in connection with the acquisition and operation of OAI.

On a consolidated basis, future operating results will be affected by amortization expense of approximately $1,700,000 per year resulting from goodwill related to the OAI acquisition and amortization of the value of 1,500,000 outstanding warrants and options, most of which were issued in connection with the Company's continuing financing efforts.

For the six months ended March 31, 2001, the Company sustained a net loss of $7,008,608 and a Net Loss Available to Common Stockholders of $7,280,289 after reductions related to preferred stock transactions and dividends. The comparable numbers for the six months ended March 31, 2000 were a loss of $2,390,186 and Net Loss Available to Common Stockholders of $2,855,222.

The Company expects to receive the first binding purchase order from Jiffy Lube for the lease or purchase of 300 OSA units by July 1, 2001 for installation in Jiffy Lube company-owned locations by December 31, 2001. The Company currently does not have the financial resources to build 300 OSA units. The Company is in the process of seeking capital from a wide variety of potential financing sources including lease financing, debt financing with a joint venture partner, or equity financing. The Company believes it will secure the financing necessary to build these OSA units. For approximately four weeks, the Company and Jiffy Lube have been conducting an On-Site Program and Mail-In-Program test in Sacramento, California using OSA units at four locations and a mail-in program at other locations. The Company believes that this initial unadvertised test is progressing favorably. The Company has been advised that Jiffy Lube plans to commence an advertising and marketing program by late July 2001. If fully implemented, the Company believes that the Jiffy Lube agreement has the potential to generate in excess of $35,000,000 in revenue during the initial five-year term.
                                       15

In addition to the Jiffy Lube agreement, (see Note 8. to the Unaudited Condensed Consolidated Financial Statements), the Company expects that it may receive significant new OSA-II orders from two large companies, which serve different markets. Both of these customers have been testing multiple units for a substantial period of time. Based upon discussions with these customers, the Company expects to receive large purchase orders from one or both of these customers by the end of the 2001 calendar year. Additionally, OAI is seeking new sources of higher margin after-market business to reduce its reliance upon the OEM automotive business.

In order to reduce its losses and improve operating results, the Company must significantly increase OSA-II revenues and improve operating results at OAI. There can be no assurance that the Company will be successful in improving operating results during the remainder of fiscal 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $3,775,039 for the six months ended March 31, 2001. This was attributable to a net loss of $5,154,296, which excludes depreciation and amortization offset by a decrease in accounts receivable of $7,561,384 and an increase in accounts payable of $1,296,868. The decrease in accounts receivable is primarily attributable to a decrease in sales at OAI, and an accelerated payment collection plan OAI entered into with its largest OEM customer, which reduced the accounts receivables from this customer from approximately $7,933,000 at September 30, 2000 to $1,090,000 at March 31, 2001.

Net cash used in investing activities was $1,098,712 for the six months ended March 31, 2001. This use of cash was primarily attributable to the payment of acquisition costs relating to OAI, the purchase of the assets of BAT and additions to property, plant and equipment.

Net cash used in financing activities was $2,420,922, which consisted primarily of net repayments on the GMAC Credit Facility and scheduled principal payments offset by proceeds from the issuance of Series C and D Preferred stock.

As a condition of granting the Credit Facility to OAI, GMAC required that this facility be used to provide working capital to OAI only. Except for the possibility of the payment of management fees and a dividend on the Company's over $4.5 million preferred stock investment in OAI, OAI is restricted from using its Credit Facility to fund the activities of the Company's corporate office or any of its other subsidiaries. As of May 21, 2001, OAI had not paid the Company any management fees or preferred dividends and none are presently anticipated to be paid.

Also, in order to acquire OAI, the Company incurred substantial debt. In addition to substantial interest payments, which are required to be paid by OAI, the senior debt owed to GMAC requires principal payments of approximately $173,000 per month through December 31, 2001, increasing to approximately $223,000 per month on January 1, 2002. These required principal payments will continue to place substantial pressure on OAI's liquidity.

The sales reduction at OAI has severely strained its liquidity and has caused OAI to violate continual GMAC covenants from the period November 2000 to the present. In order to maintain OAI's solvency during this period management has aggressively taken the following measures at OAI:

1.       Eliminated the second shift;
2. Reduced overall OAI headcount by approximately 1/3 (150 employees) over historic levels;
3. Embarked on major cost cutting initiatives in all aspects of its business; and
4. Aggressively embarked on obtaining material price reductions and have begun the process of resourcing material components to lower cost suppliers.

These actions have resulted in expense savings of approximately $1,000,000 for the period January 1, 2001 through May 15, 2001.

As a condition of allowing OAI to continue using the Credit Facility, GMAC required OAI to suspend all interest payments due to the Mennen Trust until OAI achieves certain operating improvement milestones. The Company is paying monthly interest payments to the Mennen Trust from corporate funds and plans to do so until OAI's liquidity improves sufficiently to permit it do so. As described in
Note 11, OAI remains in default under the Credit Facility of the Notes to Unaudited Condensed Consolidated Financial Statements.

As of May 21, 2001, GMAC is allowing OAI full use of the Credit Facility despite OAI's continuing loan covenant violations described in Note 11. Based upon discussions with GMAC, the Company expects that GMAC will enter into another amendment to the loan agreement within the next several weeks, thereby curing the default. Depending upon future OEM sales, OAI may need further relief from these covenants in the future and GTI may need to infuse additional capital. Failure to agree upon terms of any future Credit Facility amendments will have a material adverse impact on OAI and overall Company operations.

In order to meet its working capital needs, the Company has entered into several recent transactions as described in Notes 4, 5, 6 and 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The Company has incurred significant losses since its inception and has funded these losses through equity offerings of preferred stock, debt instruments and the sale of assets. The Company is and will continue to be highly leveraged for the immediate future. The Company has incurred substantial indebtedness as a result of its acquisitions, new product research and development and operating losses. Cash flows from operations are inadequate to cover these charges. The Company's high level of debt may have several important effects on its future operations including the following: (i) a substantial portion of the Company's cash flow must be dedicated to the payment of interest and dividends on indebtedness and preferred stock, (ii) the financial covenants contained in the GMAC Credit facility will require the Company to meet certain financial tests and other restrictions which limits its ability to borrow additional funds or to dispose of assets, and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures and for general corporate purposes may be limited.

As of May 18, 2001, the Company had approximately $2,100,000 in cash. As a result of material ongoing operating losses and the need to begin purchasing components for the anticipated Jiffy Lube order summarized in Note 8 to the Unaudited Condensed Consolidated Financial Statements, the Company's cash on hand will not be sufficient to fund its operations beyond September 30, 2001.

The Company is currently seeking new sources of capital to fund its operations and to meet the anticipated Jiffy Lube and other OSA-II orders described above. Failure to obtain additional financing will have a material negative impact on the Company's operations.
                                       17

Forward-Looking Statements

The matters discussed in this Report relating to (1) automotive industry sales improving in the second half of 2001, (2) the Company's expectation about receiving purchase order from Jiffy Lube for the lease or purchase of up to 300 OSA units by July 1, 2001, (3) the Company's expectation about raising additional capital including the capital to finance the Jiffy Lube purchase order, (4) the Company's ability to reduce expenses (5) the adequacy of the Company's working capital, (6) the Company's expectation that it will reach agreement with GMAC on new OAI operating covenants and (7) the potential when fully implemented for the Jiffy Lube contract to yield $35,000,000 in sales over a five-year period, (8) the Company's expectation of receiving two new significant OSA orders, and (9) the Company's expectation that Jiffy Lube will launch an advertising campaign to support the potential OSA rollout by late July 2001are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "intends", "believes" and similar words are used to identify forward-looking statements within the meaning of the Act.

Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to expand the market for OSA-IIs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology, (5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) economic factors and contractual or other barriers to reaching a further binding agreement with GMAC, (7) unanticipated problems arising from the performance of OAI's speakers sold to OEMs, (8) the ability of OAI to execute its revised business plan, cost cutting measures and to obtain new higher margin OAI after-market business, (9) the ability of the Company to raise capital on acceptable terms despite its ongoing operating losses, (10) GMAC decision not to extend further credit to OAI and call its Credit Facility, (11) the number of OSAs that are placed with Jiffy Lube and its franchisees, (12) the ultimate success of the OSA units and its acceptance by Jiffy Lube customers, and (13) the ability of the Company to raise capital on acceptable terms to build the OSAs and provide ongoing support. The Company does not intend to update any forward-looking statements. Investors should also consider the factors contained in the Company's filings with the Securities and Exchange Commission.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                    See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for a Discussion of Legal Proceedings.


                                       18


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

         Number              Exhibit                                       Footnote
--------------------------- ------------------------------------------- ------------------
            3.0              Fourth Certificate of Designation                1
            3.1              Fifth Certificate of Designation                 2
           10.0              Jiffy Lube Agreement*
           10.1              Second Amendment to Credit Agreement
           10.2              Third Amendment to Credit Agreement
           10.3              Inventory Purchasing Agreement
           10.4              Stock Purchase Agreement


Exhibit Index - Footnotes

(1) Filed to correct Exhibit 3.6 to the Form 10-K filed for the year ended September 30, 2000. (2) Filed as Schedule 1 (a) to the Stock Purchase Agreement listed as Exhibit 10.4 above.

* Confidential Treatment has been requested for the redacted portions of this Exhibit through the filing of a Confidential Treatment Request with the Commission.


                  b.       Reports on Form 8-K

                           There were no Form 8-K filings during the second
quarter of fiscal year 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         GLOBAL TECHNOVATIONS, INC.


         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer


Dated:    May 21, 2001