Form 10-K/A
period 1999-09-30
GLOBAL TECHNOVATIONS INC
filed 2001-07-25
CIK 800055

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

(1)      Financial Statements (1)

(2)      Financial Statement Schedules required to be filed.
         Schedule II - Valuation and Qualifying Accounts (1)

All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)      Exhibits

(1)      Filed in the original Form 10-K filed for the year ended September
         30, 1999


EXHIBIT INDEX



NUMBER                     EXHIBIT                                   FOOTNOTE

3.0     Amended and Restated Certificate of Incorporation                1

3.1     Amendment to Certificate of Incorporation                        8


3.2     By-Laws                                                          2

3.3     Amendment to By-Laws                                             8

3.4     Amendment to the Amended and Restated Certificate of
        Incorporation                                                    6

3.5     Form of Third Certificate of Designation (Series B Preferred
        Stock)                                                          21

4.0     1990 Stock Plan                                                  3

4.1     1993 Stock Option Plan                                           6

10.1    First Amendment to Lease of On-Site Analysis, Inc., Atlanta, GA  6

10.2    Shareholder Rights Plan                                          5

10.3    Note Purchase Agreement dated as of June 9, 1995                 7

10.4    First Amendment to Shareholder Rights Plan                       8

10.5    Second Amendment to Shareholder Rights Plan                      9

10.6    Employment Agreement of David Natan                             11

10.7    Lease of office space, Palm Beach Gardens, FL                   12

10.8    Employment Agreement of William C. Willis, Jr.                  16

10.9    Form of Class A Warrants                                        22

10.10   Form of Class B Warrants                                        22

10.11   Form of Class C Warrants                                        22

10.12   Form of Class D Warrants                                        22

10.13   Form of Class F Warrants                                        22

10.14   Form of Class G Warrants                                        22

10.15   Asset Purchase Agreement - NCT Audio Products, Inc.             18

10.16   Amendment to Asset Purchase Agreement - NCT Audio
        Products, Inc.                                                  19

10.17   Second Amendment to Asset Purchase Agreement - NCT
        Audio Products, Inc.                                            25

10.18   Amendment to Note Purchase Agreement dated as of June 9, 1995   20

10.19   Amended Stock Purchase Agreement - Series B Preferred Stock     20

10.20   Speedco, Inc. Long-Term Lease                                   23

10.21   Flying J, Inc. Agreement                                        23

10.22   SPX Agreement                                                   23

10.23   Staveley, Inc. PLC Agreement                                    23

10.24   Onkyo America, Inc. Asset Purchase Agreement                    24

10.25   Mennen Trust Convertible Note                                   23

10.26   Agreement with Mennen Trusts                                    22

10.27   BioTek Environmental, Inc. Agreement



Exhibit Footnotes


1 Contained in the Form 8-A dated July 10, 1993.

2 Contained in the documents previously filed with the Securities and Exchange Commission

3 Contained in the documents previously filed with the Securities and Exchange Commission

4 Contained as an exhibit to the Proxy Statement dated January 11, 1994.

5 Contained in Form 8-K dated January 5, 1995.

6 Contained in the documents filed with the Securities and Exchange Commission in conjunction with the 9/30/94

7 Contained in documents filed with the Securities and Exchange Commission

8 Contained in the Form 8-K/A No. 1 dated July 17, 1995.

9 Contained in the Form 8-K/A No. 2 dated December 5, 1995.

10 Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed
   May 4, 1995.

11 Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed
   September 27, 1995.

12 Contained in documents filed with the Securities and Exchange Commission

13 Contained in the Form 8-K dated November 12, 1996.

14 Contained in documents filed with the Securities and Exchange Commission

15 Contained in documents filed with the Securities and Exchange Commission

16 Contained in documents filed with the Securities and Exchange Commission

17 Contained in documents filed with the Securities and Exchange Commission

18 Contained in documents filed with the Securities and Exchange Commission

19 Contained as an exhibit to the November 6, 1998 Proxy Statement.

20 Contained in Form 10-K for the year ended September 30, 1998.

21 Contained in Form 10-K/A No. 1 for the year ended September 30, 1998.

22 Contained in Form 10-K for the year ended September 30, 1999.

23 Contained in Amendment No. 6 to the Registration Statement Form S-3 filed
   September 3, 1999.

24 Contained in Form 8-K dated September 30, 1999.

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


GLOBAL TECHNOVATIONS, INC.

/s/William C. Willis, Jr.
---------------------------------
By: William C. Willis, Jr.
Chairman, President and Chief Executive
Officer


Dated:  July 25, 2001

                                  EXHIBIT INDEX


NUMBER                    EXHIBIT                                   FOOTNOTE

3.0        Amended and Restated Certificate of Incorporation            1

3.1        Amendment to Certificate of Incorporation                    8

3.2        By-Laws                                                      2

3.3        Amendment to By-Laws                                         8


3.4        Amendment to the Amended and Restated Certificate of
           Incorporation                                                6

3.5        Form of Third Certificate of Designation (Series B Preferred
           Stock)                                                       21

4.0        1990 Stock Plan                                              3

4.1        1993 Stock Option Plan                                       6

10.1       First Amendment to Lease of On-Site Analysis, Inc.,
           Atlanta, GA                                                  6

10.2       Shareholder Rights Plan                                      5

10.3       Note Purchase Agreement dated as of June 9, 1995             7

10.4       First Amendment to Shareholder Rights Plan                   8

10.5       Second Amendment to Shareholder Rights Plan                  9

10.6       Employment Agreement of David Natan                          11

10.7       Lease of office space, Palm Beach Gardens, FL                12

10.8       Employment Agreement of William C. Willis, Jr.               16

10.9       Form of Class A Warrants                                     22

10.10      Form of Class B Warrants                                     22

10.11      Form of Class C Warrants                                     22

10.12      Form of Class D Warrants                                     22

10.13      Form of Class F Warrants                                     22

10.14      Form of Class G Warrants                                     22

10.15      Asset Purchase Agreement - NCT Audio Products, Inc.          18

10.16      Amendment to Asset Purchase Agreement - NCT Audio
           Products, Inc.                                               19

10.17      Second Amendment to Asset Purchase Agreement - NCT
           Audio Products, Inc.                                         25

10.18      Amendment to Note Purchase Agreement dated as of
           June 9, 1995                                                 20

10.19      Amended Stock Purchase Agreement - Series B Preferred Stock  20

10.20      Speedco,  Inc. Long-Term Lease                               23

10.21      Flying J, Inc. Agreement                                     23

10.22      SPX Agreement                                                23

10.23      Staveley, Inc. PLC Agreement                                 23


10.24      Onkyo America, Inc. Asset Purchase Agreement                 24

10.25      Mennen Trust Convertible Note                                23


10.26      Agreement with Mennen Trusts                                 22

10.27      BioTek Environmental, Inc. Agreement

Exhibit Index


   1 Contained in the Form 8-A dated July 10, 1993.

   2 Contained in the documents previously filed with the Securities and Exchange Commission

   3 Contained in the documents previously filed with the Securities and Exchange Commission

   4 Contained as an exhibit to the Proxy Statement dated January 11, 1994.

   5 Contained in Form 8-K dated January 5, 1995.

   6 Contained in the documents filed with the Securities and Exchange
     Commission in conjunction with the 9/30/94

   7 Contained in documents  filed with the  Securities  and Exchange
     Commission

   8 Contained in the Form 8-K/A No. 1 dated July 17, 1995.

   9 Contained in the Form 8-K/A No. 2 dated December 5, 1995.


  10 Contained in Amendment No. 1 to the Registration Statement on Form S-3 filed May 4, 1995.


  11 Contained in Amendment No. 3 to the Registration Statement on Form S-3 filed September 27, 1995.

  12 Contained in documents filed with the Securities and Exchange
     Commission

  13 Contained in the Form 8-K dated November 12, 1996.

  14 Contained in documents filed with the Securities and Exchange
     Commission

  15 Contained in documents  filed with the  Securities  and Exchange
     Commission

  16 Contained in documents  filed with the  Securities  and Exchange
     Commission

  17 Contained in documents  filed with the  Securities  and Exchange
     Commission

  18 Contained in documents  filed with the  Securities  and Exchange
     Commission

  19 Contained as an exhibit to the November 6, 1998 Proxy Statement.

  20 Contained in Form 10-K for the year ended September 30, 1998.

  21 Contained in Form 10-K/A No. 1 for the year ended September 30, 1998.

  22 Contained in Form 10-K for the year ended September 30, 1999.

  23 Contained in Amendment No. 6 to the Registration Statement Form S-3 filed
     September 3, 1999.

  24 Contained in Form 8-K dated September 30, 1999.


  25 Contained in Amendment No. 5 to the Registration Statement Form S-3 filed
     May 21, 1999.

                             DISTRIBUTION AGREEMENT


        This Distribution Agreement (the "Agreement") is made as of November ___, 1999, by and among Jack R. Creel ("Creel") and BioTek Environmental Services, Inc. ("BioTek"), a Texas corporation, whose principal place of business is 2500 Woodland Park, Suite K303, Houston, Texas 77077 and Top Source Technologies, Inc. (the "Distributor"), a Delaware corporation, whose principal place of business is 108 Fairway Drive, Suite 200, Palm Beach Gardens, FL 33418-3757. All references herein to BioTek shall also refer to Creel unless otherwise stated. BioTek is engaged in the business of growing hydrocarbon eating microbes. The Distributor desires to solicit and sell, as an independent distributor, the products or product lines particularly described on Schedule 1 attached to this Agreement (the "Products"); and BioTek desires the Distributor to act as an independent distributor to solicit and sell the Products, all in accordance with the terms and conditions of this Agreement.

         1.       Appointment.
(a) BioTek hereby appoints the Distributor as the exclusive distributor of BioTek to solicit and sell the Products to the customers described on Schedule 1 attached hereto (the "Customers"). The Distributor accepts such appointment in accordance with the terms of this Agreement. The Distributor represents and warrants that it has the ability and experience to carry out its obligations under this Agreement, and that Distributor is not under any restriction prohibiting the Distributor's performance under this Agreement.
(b) If the Distributor fails to generate at least $1,000,000 in revenues by May 31, 2001 (or such longer period on a month ending at least 18 full months following the Distributor's receipt of inventory pursuant to the initial order for inventory), the Distributor's exclusivity shall cease as to Customers except for those Customers (and any affiliates and entity under common control) to which the Distributor has sold Products. The Distributor shall retain its right to continue to sell Products on a non-exclusive basis.

         2. Term. Unless sooner terminated as provided elsewhere in this Agreement, this Agreement shall be effective from the date hereof and for 25 calendar years immediately following such date, and, thereafter, it shall be renewed automatically on a calendar year basis, unless 180 days' prior notice is given by either party.

         3. Relationship of Parties. The Distributor is an independent contractor, conducting all of its business in its own name and responsible for its own business and means of carrying out the performance of its obligations under this Agreement. Neither party shall have authority to make any representations, warranties, or guaranties on behalf of the other, to enter into any contracts or commitments in the name or on behalf of the other, or to bind the other in any way. The Distributor shall have no liability to any third party in connection with any representation made by the BioTek to such third party. The parties to this Agreement do not intend, and nothing in this Agreement shall be construed, to create a partnership or joint venture between them.

        4. General Obligations of BioTek. In addition to other provisions of this Agreement, BioTek shall:

        (a) supply the Distributor with the Products at BioTek's direct cost evidenced by invoices from unaffiliated third parties. Any cost increases not evidenced by 30 days' notice from suppliers and prompt notice from BioTek shall be borne by BioTek. The Distributor shall have the right to cause BioTek to change any of its suppliers upon 30 days' notice. On one occasion during any calendar year, the Distributor may have its employees and auditors review the books and records including electronic media of BioTek, and any other available information for the purpose of verifying BioTek's direct costs. If the parties cannot agree upon the actual direct costs, the dispute shall be settled by arbitration as provided by Section 25. If there is any variance in excess of 5%, the costs incurred in reviewing BioTek's direct costs and the cost of arbitration shall be paid by BioTek;

(b) supply the Products within 30 days from date of receipt of each purchase order;

c) permit the Distributor to market the Products under its own name using the tradename MightyClean 2000(TM)or any other mutually acceptable tradename;

(d) permit the Distributor to offer the Products to national or key accounts on a "private label" basis;

(e) provide up to 10 days of training, within 30 days of signing this Agreement. The Distributor will promptly reimburse BioTek for the reasonable expenses it incurs in attending these training sessions;

(f) supply customer leads in the Territory in accordance with BioTek's independent distributor policies;

(g) provide the Distributor with technical and sales information, literature and promotional materials for the Products as are made available to other BioTek distributors from time to time;

(h) upon the reasonable request of the Distributor, cause its sales management and other sales personnel to participate in national sales meetings sponsored by the Distributor and attend sales presentations to potential customers. The Distributor will promptly reimburse BioTek for the reasonable expenses it incurs in attending these meetings and sales presentations;

(i) not sell any Products directly or indirectly to any Customer or potential Customer (as defined);

(j) inform all other BioTek distributors that the Distributor, for the duration of this Agreement, will be the exclusive distributor for the Territory;

(k) provide the Distributor with technical and field sales support to the customer as deemed necessary by BioTek;

(l) comply fully with all federal, state and local environmental, unfair trade practices, food and drug, occupational health and safety and other laws and regulations relating to the Products;

(m) provide the Distributor with prompt written notice of any claims, governmental inquiry or investigation, lawsuit or arbitration relating to the Products except for routine commercial disputes over payment not involving the safety or effectiveness of the Products or their compliance with law;

(n) provide the Distributor with proof of product liability insurance in the amount of $1,000,000 and add the Distributor as a named cover insured under such policy; and

(o) keep this Agreement and the pricing terms contained herein confidential in view of the fact that public disclosure would be harmful to the Distributor's ability to fulfill its obligations hereunder. Provided, however, solely to the extent that Distributor publicly discloses any of the terms of this Agreement in a press release or filing with the Securities and Exchange Commission, the foregoing confidentiality provision shall not apply.

        5.       General Obligations of Distributor.The Distributor shall:

(a) use its best efforts at all times to promote, market and sell the Products in the Territory, which shall include, without limitation, employing or engaging such personnel and assistance as may be necessary to promote and sell the Products, attending training seminars, maintaining personal contact with Customers, and complying with such other reasonable and customary marketing and sales efforts;

(b) not modify, improve, or otherwise alter any of the Products, unless prior written consent is obtained from BioTek;

(c) portray fairly, accurately and in good faith BioTek's Products and not knowingly take any actions which are adverse to BioTek's best interests or which might harm BioTek's reputation;

(d) be responsible for and pay all costs and expenses of the Distributor associated with this Agreement, its obligations hereunder and the conduct of its business, except as provided for in Section 4.

(e) advise BioTek immediately of any complaints received regarding the Products thereof; provided, however, that the Distributor has no authority to, and shall not, make any offer on behalf of BioTek with regard thereto without BioTek's prior written consent;

(f) secure and maintain all necessary licenses and permits required to operate its business and comply in all material respects with all laws applicable to it and the sale of the Products;

(g) cause its affiliates and employees to abide by the provisions of this Agreement and be responsible for all acts and omissions of such persons;

(h) provide follow-up and support services to customers appropriately tailored to ensure customer satisfaction; and

(i) provide such other services related or incidental to the Distributor's obligations under this Agreement as BioTek and the Distributor may agree upon from time to time.

        6. Acceptance of Orders and Terms of Sale. Each order for the Products submitted by the Distributor to BioTek shall be in writing, set forth the types and quantity of the Products ordered and requested shipment date(s), and otherwise be in accordance with BioTek's order placement requirements as established from time to time. BioTek shall acknowledge each purchase order in writing as soon as practical and may not cancel such orders. All Products shall be shipped f.o.b. Houston as disclosed on each order. Unless, the Distributor gives prior notice of defective Products to BioTek, all payments for the cost of Products shall be due 30 days after receipt of the Products. Commissions due on sales by the Distributor in accordance with Schedule 4 shall be due by the 30th day of the month following shipment. Distributor shall receive a 2% discount on all commissions paid within the first 10 days of a month.

        7. Warranty. BioTek represents and warrants to the Distributor that all Products supplied by it (i) shall not infringe upon or violate any patent, copyright, Trade Secret, as defined, trade mark, other proprietary right or any Confidential Information, as defined; (ii) shall at all times comply with all laws, rules and regulations including those relating to the environment, food, drug or health concerns, and occupational safety or other work related matters,
(iii) shall be free from any defects, and (iv) shall be merchantable and fit for their intended purpose. It is specifically intended by the parties to this Agreement that the provisions of Article 2 of the Florida Uniform Commercial Code, Section 672.314 and 672.315, including any case law interpreting these sections, are applicable to this Agreement.

        8. Proprietary Rights Escrow. Concurrently with execution of this Agreement, BioTek shall place in escrow with Michael Harris, P.A. the Products' formula, specifications, manufacturing instructions and other Trade Secrets and Confidential Information necessary for a party to manufacture or produce the Products (the "Escrowed Information"). The Distributor shall be entitled to receive and be an owner of the Escrowed Information within 24 hours of written demand and entitled to manufacture and produce the Products itself or contract with a third party to do so upon the occurrence of any of the following:

(a) BioTek's failure to fill the Distributor's order for the Products within 60 days of the date of a purchase order; or

(b) BioTek's insolvency, voluntary abandonment or cessation of business, the revocation of any articles of incorporation or similar charter or license of BioTek or the dissolution or liquidation of BioTek; or

(c) BioTek's entering into or filing by or against BioTek a petition, arrangement or proceeding seeking an order for relief under the bankruptcy laws of the United States or any other similar federal or state laws, a receivership for any of its assets, a composition with or assignment for the benefit of its creditors, a readjustment of debt or the marshalling of its assets.

The parties shall enter into a Proprietary Rights Escrow Agreement in the form annexed as Schedule 9 which shall permit the Distributor at its cost and expense to retain an expert to have full access to the Escrowed Information for the purpose of ascertaining and verifying that the Products are fit for their intended purpose as described on Schedule 1. BioTek shall co-operate fully with the expert who shall execute any reasonable and customary non-disclosure agreement.

        9. Proprietary Rights and Indemnification. BioTek shall defend, indemnify and hold harmless the Distributor and any licensee at BioTek's sole expense from any claim or action brought against the Distributor or any licensee to the extent that it is based on a claim that the Products infringe a patent, copyright, Trade Secret, trademark or any other proprietary right or Confidential Information, and BioTek shall pay all damages and costs arising therefrom including reasonable attorneys fees, expert witness fees and disbursements awarded against the Distributor or any licensee. Provided, however, that the Distributor and such licensees shall not individually be entitled to any indemnification unless the affected party provides written notice to BioTek within 10 business days from receipt of the initial claim, lawsuit or arbitration procedure and allows BioTek the right to defend the claim on its behalf. This indemnification right shall not affect any other rights or remedies of law or in equity as a result of any alleged infringement.

        10. Trademarks. The Distributor shall promote and sell the Products under the trademarks set forth on Schedule 10 attached to this Agreement and under such other marks as the Distributor may from time to time trademark for distribution of the Products (the "Trademarks"). The Trademarks will be the sole property of the Distributor. Neither party shall acquire any rights, title, interest or license (express or implied) in any trademarks of the other. The Distributor shall not use the Trademarks in any manner likely to confuse, mislead or deceive the public, or to be injurious to, or contrary to the best interest of, BioTek. The Trademarks shall be used by the Distributor solely to designate the Products. Each party shall inform the other of any infringement known to it of its trademarks and, the other party's part in preventing or defending any such infringement. Each Party shall also inform the other promptly of any claim of a third party of infringement by the other.

        11. Restrictive Covenants. During the term of this Agreement, and for a period of two years after the expiration or termination hereof for any reason whatsoever, BioTek shall not, either directly or indirectly, on BioTek's own behalf or in the service or on behalf of others (i) solicit, divert or hire away, or attempt to solicit, divert or hire away, any person employed by the Distributor or any of its subsidiaries, or (ii) solicit business from or sell or market any Products to any Customer of the Distributor. For purposes of this
Section 11 the term "Customer" means any person, firm, corporation, partnership, association or other entity to which the Distributor or any of its subsidiaries or licensee, or any of its affiliates sold or provided Products during the 24-month period prior to the time at which any determination is required to be made as to whether any such person, firm, corporation, partnership, association or other entity is a Customer. It also includes any affiliate or entity under common control with any Customer.

        12. Confidential and Proprietary Information. In connection with the business relationship between the parties, the Distributor and BioTek may each have access to certain confidential information of the other that is not generally known to the public which includes, but is not limited to, designs, specifications and technical information, advertising strategies, market targets and marketing plans, information regarding present and prospective Customers, suppliers, types of services and products, pricing, special customer requirements, business strategies and methods and financial information and other information other than Trade Secrets (as defined below) ("Confidential Information"); provided, that, Confidential Information shall include information specifically designated as a Trade Secret that is, notwithstanding the designation, determined by a court of competent jurisdiction upon final appeal not to be a trade secret under applicable law.

"Trade Secrets" are defined as information including, but not limited to, technical or nontechnical data, a formula, a pattern, a compilation, a program, a devise, a method, a technique, a drawing, a process, financial data, financial plans, product plans, or a list of actual or potential customer or suppliers, which derives economic value, actual or potential, from not being generally known to, and not being readily ascertainable by proper means by, other persons who can obtain economic value from its disclosure or use, and which is the subject of efforts that are reasonable under the circumstances to maintain its secrecy. To the extent that the foregoing is inconsistent with the definition of "trade secret" mandated by applicable law, the foregoing shall be deemed amended to the degree necessary to render it consistent with applicable law. Information shall be deemed to be treated as secret and confidential by a party with respect to any oral communication if denominated as confidential immediately before, during or after the communication.

During the term of this Agreement and for a period of 24 months after the expiration or termination hereof for any reason whatsoever, and as to Trade Secrets, for so long afterwards as the data or information remain "Trade Secrets," the Distributor and BioTek shall not use, disclose, disseminate, publish or otherwise divulge or make available, directly or indirectly, to any person, any Confidential Information or Trade Secrets of the other, except with the prior express written consent of the other or strictly in the performance of their duties hereunder. After the expiration or termination of this Agreement, each party shall return to the other all physical embodiments of Confidential Information and Trade Secrets in its possession or control and retain no copies thereof or notes with respect thereto.

        13. Injunctive Remedies. The parties acknowledge and agree that monetary damages will not be an adequate remedy for a breach by the other of any of the provisions of Sections 11 and 12 of this Agreement and the irreparable injury will result to other party, its business and property in the event of such a breach. Accordingly, the parties acknowledge and agree that each may, in addition to recovering damages, proceed in equity to enjoin the other from violating any of the provisions of this Agreement. For purposes of Sections 11 and 12 of this Agreement, the term Distributor and BioTek shall include all owners, directors, officers, employees, independent contractors and agents of the Distributor and BioTek, and the Distributor and BioTek shall take all appropriate actions to ensure that each of them is bound by the terms of the referenced Sections hereof.

        14. Termination of Agreement. This Agreement may be terminated at any time:

(a) by mutual written consent of the parties hereto;

(b) by Distributor, upon BioTek's failure, refusal or inability to perform any of its obligations under this Agreement (all of which are acknowledged to be material), after such breach has not been cured within 60 days after written notice thereof has been given by Distributor to BioTek.

(c) by BioTek, upon Distributor's failure, refusal or inability to perform any of its obligations under this Agreement (all of which are acknowledged to be material), after such breach has not been cured within 60 days after written notice thereof has been given by BioTek to Distributor.

(d) by Distributor, upon breach of any material warranty or representation made by BioTek in the Agreement.

Upon expiration or termination of this Agreement, the Distributor shall cease immediately all promotion, sales and service of the Products, cease use of the Trademarks, BioTek names and logos, and return to BioTek all forms, contracts, price lists, sales literature, technical documentation, and other documents and items relating to the Products and services, all of which are acknowledged to be proprietary to and the sole property of BioTek. Provided, however, the Distributor may continue to sell all Products remaining in inventory.

Termination shall not affect any claim, demand, liability or right of either party hereto arising pursuant to this Agreement prior to the termination or expiration hereof or arising after termination or expiration in connection with any of the rights or obligations which survive termination of this Agreement.

         15. Force Majure. BioTek and Distributor shall each be excused from any delay in performance or for non-performance of any of the terms and conditions of this Agreement caused by any circumstances beyond their respective control, including, but not limited to, any act of God, fire, flood, or government regulation, direction or request, or accident, labor dispute, unavoidable breakdown, civil unrest or disruption to the extent that any such circumstances affect the Products, delivery, acceptance, transportation, sale, or consumption of Products. Each party agrees to give the other circumstances which might give rise to a delay, interruption or reduction of any delivery or acceptance of Products.

         16. Severability. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision by its severance herefrom.

         17. Assignment. The Agreement is not assignable, by operation of law or otherwise by BioTek without the prior written consent of the Distributor. The Distributor, at its sole option may assign the Agreement and it shall inure to the benefit of and be enforceable by any successor, assignee or legal representative of Distributor.

         18. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. The execution of this Agreement may be by actual or facsimile signature.

         19. Benefit. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their legal representatives, successors and assigns.

         20. Notices and Addresses. All notices, offers, acceptance and any other acts under this Agreement (except payment) shall be in writing, and shall be sufficiently given if delivered to the addressees in person, by Federal Express or similar receipted delivery, by facsimile delivery or, if mailed, postage prepaid, by certified mail, return receipt requested, as follows:

Distributor:                       Top Source Technologies, Inc.
                                   7108 Fairway Drive
                                   Suite 200
                                   Palm Beach Gardens, Florida  33418
                                   Attention: Mr. William C. Willis, Jr.,
                                              President

with a copy to:                    Michael D. Harris, Esq.
                                   Michael Harris, P.A.
                                   1645 Palm Beach Lakes Blvd.
                                   Suite 550
                                   West Palm Beach, FL  33401
                                   Facsimile (561) 478-1817

BioTek and Creel:                  BioTek Environmental Services, Inc.
                                   2500 Woodland Park
                                   Suite K303
                                   Houston, TX 77077
                                   Facsimile:  (281) 556-1991
                                   Attention: Mr. Jack R. Creel, President

or to such other address as either of them, by notice to the other may designate from time to time. The transmission confirmation receipt from the sender's facsimile machine shall be conclusive evidence of successful facsimile delivery. Time shall be counted to, or from, as the case may be, the delivery in person or by mailing.

         21. Attorney's Fees. In the event that there is any controversy or claim arising out of or relating to this Agreement, or to the interpretation, breach or enforcement thereof, and any action or proceeding including an arbitration proceeding is commenced to enforce the provisions of this Agreement, the prevailing party shall be entitled to an award by the court or arbitrator, as appropriate, of reasonable attorney's fees, including the fees on appeal, costs and expenses.

         22. Oral Evidence. This Agreement constitutes the entire Agreement between the parties and supersedes all prior oral and written agreements between the parties hereto with respect to the subject matter hereof. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, except by a statement in writing signed by the party or parties against which enforcement or the change, waiver discharge or termination is sought. Notwithstanding the above it is acknowledged that in entering into this Agreement, the Distributor has specifically relied on representations of BioTek that: (i) the Products are 100% environmentally safe; (ii) that neither Food and Drug Administration nor Environmental Protection Agency or similar approvals are required to use, manufacture or distribute the Products; and (iii) BioTek and/or Creel owns the Products. In the event it is later discovered that any one of these representations are not true, the Distributor has the right to unilaterally terminate the Agreement and recover direct and indirect costs incurred in promoting and distributing the Products and other damages it incurs including consequential damages.

         23. Additional Documents. The parties hereto shall execute such additional instruments as may be reasonably required by their counsel in order to carry out the purpose

         24. Governing Law This Agreement and any dispute, disagreement, or issue of construction or interpretation arising hereunder whether relating to its execution, its validity, the obligations provided herein or performance shall be governed or interpreted according to the internal laws of the State of Florida without regard to choice of law considerations.

         25. Arbitration. Any controversy, dispute or claim arising out of or relating to this Agreement, or its interpretation, application, implementation, breach or enforcement which the parties are unable to resolve by mutual agreement, shall be settled by submission by either party of the controversy, claim or dispute to binding arbitration in West Palm Beach, Florida (unless the parties agree in writing to a different location), before a single arbitrator in accordance with the rules of the American Arbitration Association then in effect. In any such arbitration proceeding the parties agree to provide all discovery deemed necessary by the arbitrator. The decision and award made by the arbitrator shall be final, binding and conclusive on all parties hereto for all purposes, and judgment may be entered thereon in any court having jurisdiction thereof.

     IN WITNESS WHEREOF, BioTek, Creel and the Distributor have executed this Distribution Agreement on the date and year first above written.


Witnesses:                         BioTek Environmental Services, Inc.


                                        __________________________
_______________________            By:      /s/_Jack R. Creel

                                        Jack R. Creel, President



                                   Top Source Technologies, Inc.
_______________________
                                        _____________________________
                                   By:      /s/ William C. Willis, Jr.
                                        William C. Willis, Jr., President

                         SCHEDULE 1 TO AGREEMENT AMONG
             JACK R. CREEL, BIOTEK ENVIRONMENTAL SERVICES, INC. AND

                         TOP SOURCE TECHNOLOGIES, INC.

 CUSTOMER As used in this Agreement, the Distributor shall have the exclusive right to market an sell the Products anywhere in the world to customers or potential customers engaged in any aspect of the automotive and food service business, which term "business" is not limited to for profit entities (the "Customers"). The term "automotive" includes but is not limited to, manufacturers of automobiles and trucks, manufacturers and assemblers of components used in automobiles and trucks, automotive and truck dealers, businesses which repair automobiles and trucks and/or sell gasoline and oil, businesses which provide maintenance services to automobiles and trucks such as tire and battery stores, truck stops, quick lube dealers and all businesses which use multiple automobiles to provide services to others, such as United Parcel Service, Federal Express, other delivery services, trucking companies, corporations and other entities which use fleets of automobiles and trucks and municipalities and other governmental units. The term "food service" refers to restaurants, fast food stores, food distributors and manufacturers of food products including meat packers, poultry providers and businesses engaged in catching, harvesting, packing or distributing fish or seafood.

                          SCHEDULE 1 TO AGREEMENT AMONG
             JACK R. CREEL, BIOTEK ENVIRONMENTAL SERVICES, INC. AND

                          TOP SOURCE TECHNOLOGIES, INC.

                                    PRODUCTS

As used in this Agreement, "Products" refer to MightyClean 2000(TM), an industrial surfactant containing hydrocarbon specific microbes that will degrade oil, gas, hydraulic fuels, other petrochemical fluids, and other oils derived from vegetable, animal or hydrocarbon products.

                          SCHEDULE 4 TO AGREEMENT AMONG
             JACK R. CREEL, BIOTEK ENVIRONMENTAL SERVICES, INC. AND

                          TOP SOURCE TECHNOLOGIES, INC

                                   COMMISSION

-------------------------------------- ----------------------------------------
               Units Sold (1)                              Per Unit Commission
-------------------------------------- ----------------------------------------

                  0-100,000                                    $10.00/unit

-------------------------------------- ----------------------------------------
               100,001-200,000                                 $12.50/unit

-------------------------------------- ----------------------------------------
               200,001-300,000                                 $15.00/unit

-------------------------------------- ----------------------------------------
               300,001-400,000                                 $17.50/unit

-------------------------------------- ----------------------------------------
                   400,001                                     $20.00/unit
-------------------------------------- ----------------------------------------

(1) Each unit consists of one case containing four (4) quarts of liquid concentrate and four (4) packages of microbes.

                          SCHEDULE 9 TO AGREEMENT AMONG
             JACK R. CREEL, BIOTEK ENVIRONMENTAL SERVICES, INC. AND

                          TOP SOURCE TECHNOLOGIES, INC

                  "FORM OF PROPRIETARY RIGHTS ESCROW AGREEMENT"

     This Proprietary Rights Escrow Agreement ("Agreement") is effective this _____ day of November, 1999, by and among BioTek Environmental Services, Inc., a Texas corporation ("BioTek"), Top Source Technologies, Inc., a Delaware corporation, (the "Distributor"), and Michael Harris, P.A., a Florida corporation, (the Escrow Agent").

         WHEREAS, BioTek and the Distributor are entering into a Distribution Agreement by the terms of which the Distributor shall distribute it and sell certain products (the "Products");

         WHEREAS, BioTek and Distributor desire that this Proprietary Rights Escrow Agreement shall be supplementary to the Distribution Agreement pursuant to 11 United States Code Section 365(n);

         WHEREAS, availability of or access to certain proprietary data related to the proprietary technology and other materials is critical to the Distributor in the conduct of its business; and

         WHEREAS, BioTek has deposited or will deposit with the Escrow Agent the related proprietary data to provide for retention and controlled access for the Distributor under the conditions specified below:

         NOW, THEREFORE, for good and valuable consideration, the receipt of which is hereby acknowledged, and in consideration of the promises, mutual covenants and conditions contained herein, the parties hereto agree as follows:

         1. Initial Deposit. The initial deposit shall consist of all trade secrets and other proprietary information relating to the production of BioClean(TM) (the "Deposit"), an industrial surfactant containing hydrocarbon specific microbes that will degrade oil, gas, hydraulic fuels, other petrochemical fluids, and other oils derived from vegetable, animal or hydrocarbon products, which shall be marketed and sold by the Distributor under the trademark MightyClean 2000(TM).

         2.       Additional Deposits.

                  (a) At such times as BioTek makes any changes or modifications to its trade secrets and other proprietary technology relating to the production of BioClean (the "Intellectual Property"), it shall promptly forward to the Escrow Agent via e-mail or computer disk in Microsoft Word format the changes to the Intellectual Property together with a hard copy of the changes. On or before November 30, 2000 and November 30, each succeeding year during the term of the Distribution Agreement, BioTek shall provide notice to the Distributor that the Deposit contains the latest Intellectual Property.

                  (b) Within 10 days of receipt of a request by BioTek to replace the Deposit, the Escrow Agent shall send a notice to the Distributor stating that BioTek has requested to replace the existing Deposit. The Distributor shall have 20 business days from receipt of notice from the Escrow Agent to instruct the Escrow Agent to retain the existing Deposit held by it. If the Distributor does not instruct the Escrow Agent to retain the existing Deposit, the Escrow Agent shall return the Deposit promptly after receipt from BioTek of new Intellectual Property which shall be considered the Deposit under this Agreement.

         3. Deposit Inspection. Upon the receipt of any Deposit materials, the Escrow Agent shall visually match the listed items on the written summary that accompanies such materials ("Deposit Inspection"). The Escrow Agent shall not be responsible for verifying the contents or validating the accuracy of BioTek's labeling. Acceptance of the Deposit shall occur when the Escrow Agent concludes that this Deposit Inspection is complete.

         4. Deposit Obligations of Confidentiality. The Escrow Agent shall establish a receptacle (which may be a safe deposit box at a commercial banking institution) in which it shall place the Deposit. The Escrow Agent shall give to BioTek and the Distributor prompt notice of the identity of the receptacle and its location. The Escrow Agent shall not allow access to the Deposit except as provided in Section 5 of this Agreement. The Escrow Agent shall exercise a professional level of care in carrying out the terms of this Agreement as it would with similar items of its own. The Escrow Agent acknowledges BioTek's assertion that the Deposit shall contain proprietary information of BioTek and that the Escrow Agent has an obligation to preserve and protect that confidentiality. The Escrow Agent is representing the Distributor in connection with the execution of this Agreement as well as in other matters. Notwithstanding the Escrow Agent's Representation of the Distributor, it shall not make any disclosure to the Distributor concerning the Deposit. The Distributor acknowledges that the attorney-client relationship does not require the Escrow Agent to make any disclosure to it. BioTek grants the Escrow Agent the irrevocable right to duplicate the Deposit only as necessary to preserve and safely store the Deposit. Prompt notice shall be given to BioTek and the Distributor if any copies are made and of the location of the copies.

         5.       Verification Rights.

                  (a) If requested by the Distributor, BioTek agrees that an unaffiliated third-party retained by the Escrow Agent and at the Distributor's sole expense (except as provided in this Section 5) may verify, audit, test and inspect the Intellectual Property comprising the Deposit for the purpose of confirming that an independent third-party with access to the Deposit can reproduce BioClean in the same quantity and quality as the Products.

                  (b) BioTek shall make available any technical and support personnel necessary for the third-party to perform verification of the Deposit. The Distributor verification rights pursuant to this Section 5 are conditioned upon the third party(ies) conducting the inspection executing such reasonable confidentiality agreements as may be requested by BioTek. In the event that the third party performing the verification concludes that the Deposit does not conform to the samples of BioClean provided by the Distributor, the cost of such verification shall be immediately paid by BioTek to the Distributor and BioTek shall immediately modify the Deposit in order to conform it to the Products being sold by the Distributor.

         6. Representations and Warranties of BioTek. BioTek represents and warrants to the Distributor that:

                  (a) the Deposit shall at all times strictly conform with the Products being sold and marketed by the Distributor;

                  (b) all Intellectual Property relating to the Products is owned by BioTek, free and clear of all liens, and is not known by BioTek to be the subject of any challenge;

                  (c) BioTek is not aware of any facts that would invalidate or render any Intellectual Property unenforceable;

                  (d) there are no licenses now outstanding or other rights granted to third parties under any Intellectual Property;

                  (e) BioTek is not a party to any agreement or understanding with respect to any Intellectual Property; and

                  (f) there are no material unresolved claims made, and there has not been communicated to BioTek the threat of any such claim, to the effect that any of the Intellectual Property or activities of BioTek in connection with the Intellectual Property constitutes unfair competition or is in violation or infringement of any patent, trademark, trade name, service mark, trade dress, right of publicity, copyright, or registration therefor, of any other person.


         7. Term. This Agreement shall continue indefinitely until BioTek and the Distributor agree in writing to terminate it. On expiration of the term of this Agreement, the Escrow Agent shall return the Deposit to BioTek unless the Distributor gives notice to the Escrow Agent that it intends to arbitrate with BioTek as provided under the Distribution Agreement. In such case, the Escrow Agent shall continue to hold the Deposit until the arbitration is concluded and any time to seek judicial review or appeal from any court order has expired.

         8. Certain Rights of the Distributor. As provided in Section 8 of the Distribution Agreement, the Distributor shall be entitled to receive and be an owner of the Deposit under the circumstances outlined in Section 8. Section 8 of the Distribution Agreement is incorporated by reference in this Agreement and the Escrow Agent shall comply with provisions of such when applicable.

         9. Responsibilities of the Escrow Agent. The Escrow Agent, in its actions pursuant to this Agreement, shall be fully protected in every reasonable exercise of its discretion and shall have no obligations hereunder either to BioTek or the Distributor, except as expressly set forth herein. In performing any of its duties hereunder, the Escrow Agent shall not incur any liability to anyone for any damages, losses or expenses, except for willful act or omission, and it shall, accordingly, not incur any such liability with respect to (i) any action taken or omitted in good faith upon advice of its counsel or counsel for BioTek given with respect to any question relating to the duties and responsibilities of the Escrow Agent under this Agreement, or (ii) any action taken or omitted in reliance upon any instrument, including the written advice provided for herein, not only as to its due execution and the validity and effectiveness of its provisions, but also as to the truth and accuracy of any information contained therein, which the Escrow Agent shall in good faith believe to be genuine, to have been signed and presented by a proper person or persons, and to conform with the provisions of this Escrow Agreement.

         10. Disputes. If at any time a dispute shall exist as to the duties of the Escrow Agent and the terms thereof, the Escrow Agent may deposit the Deposit with the Clerk of the Court of Palm Beach County, State of Florida and may interplead the parties hereto. Upon so depositing the Deposit and filing its complaint in the interpleader, the Escrow Agent shall be completely discharged and released from all further liability or responsibility under this Agreement.

         11. Fees and Expenses of the Escrow Agent. The Distributor shall pay the fees, if any, of the Escrow Agent in performing its duties pursuant to this Agreement and shall promptly reimburse the Escrow Agent for all costs including the costs of any safe deposit box rental.

         12. Indemnification. BioTek and the Distributor hereby agree to indemnify and hold harmless the Escrow Agent against any and all losses, claims, damages, liabilities and expenses including reasonable costs of investigation and counsel fees and disbursements, which may be imposed upon the Escrow Agent or incurred by the Escrow Agent in connection with its acceptance of appointment as Escrow Agent hereunder, or the performance of its duties hereunder, including any litigation arising from this Escrow Agreement or involving the subject matter hereof, unless caused by the intentional wrongful acts of the Escrow Agent.

         13. Severability. In the event any parts of this Agreement are found to be void, the remaining provisions of this Agreement shall nevertheless be binding with the same effect as though the void parts were deleted.

         14. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. The execution of this Agreement may be by actual or facsimile signature.

         15. Benefit. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their legal representatives, successors and assigns.

         16. Notices and Addresses. All notices, offers, acceptance and any other acts under this Agreement (except payment) shall be in writing, and shall be sufficiently given if delivered to the addressees in person, by Federal Express or similar receipted delivery, by facsimile delivery or, if mailed, postage prepaid, by certified mail, return receipt requested, as follows:
BioTek:

BioTek Environmental Services, Inc.
2500 Woodland Park
Suite K303
Houston, TX 77077
Facsimile: (281) 556-1991
Attention: Mr. Jack R. Creel, President


The Distributor:

Top Source Technologies, Inc.
7108 Fairway Drive, Suite 200
Palm Beach Gardens, Florida 33418
Attention: Mr. William C. Willis, Jr.,
President


The Escrow Agent:

Michael D. Harris, Esq.
Michael Harris, P.A.
1645 Palm Beach Lakes Blvd.
Suite 550
West Palm Beach, FL 33401
Facsimile (561) 478-1817


or to such other address as either of them, by notice to the other may designate from time to time. Time shall be counted to, or from, as the case may be, the date of delivery.

         17. Attorney's Fees. In the event that there is any controversy or claim arising out of or relating to this Agreement, or to the interpretation, breach or enforcement thereof, and any action or proceeding including an arbitration proceeding is commenced to enforce the provisions of this Agreement, the prevailing party shall be entitled to an award by the court or arbitrator, as appropriate, of reasonable attorney's fees, including the fees on appeal, costs and expenses.

         18. Oral Evidence. This Agreement constitutes the entire Agreement between the parties and supersedes all prior oral and written agreements between the parties hereto with respect to the subject matter hereof. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, except by a statement in writing signed by the party or parties against which enforcement or the change, waiver discharge or termination is sought.

         19. Additional Documents. The parties hereto shall execute such additional instruments as may be reasonably required by their counsel in order to carry out the purpose and intent of this Agreement and to fulfill the obligations of the parties hereunder.

         20. Governing Law. This Agreement and any dispute, disagreement, or issue of construction or interpretation arising hereunder whether relating to its execution, its validity, the obligations provided herein or performance shall be governed or interpreted according to the internal laws of the State of Delaware without regard to choice of law considerations.

         21. Arbitration. Any controversy, dispute or claim arising out of or relating to this Agreement, or its interpretation, application, implementation, breach or enforcement which the parties are unable to resolve by mutual agreement, shall be settled by submission by either party of the controversy, claim or dispute to binding arbitration in Palm Beach County, Florida (unless the parties agree in writing to a different location), before a single arbitrator in accordance with the rules of the American Arbitration Association then in effect. In any such arbitration proceeding the parties agree to provide all discovery deemed necessary by the arbitrator. The decision and award made by the arbitrator shall be final, binding and conclusive on all parties hereto for all purposes, and judgment may be entered thereon in any court having jurisdiction thereof.

         22. Section or Paragraph Headings. Section headings herein have been inserted for reference only and shall not be deemed to limit or otherwise affect, in any matter, or be deemed to interpret in whole or in part any of the terms or provisions of this Agreement.


         IN WITNESS WHEREOF the parties hereto have set their hand and seals as of the date first above written.


                                  BioTek Environmental Services, Inc.


________________________         By: __________________________
                                      Jack R. Creel, President





                                  Top Source Technologies, Inc.


________________________          By: ____________________________
                                      William C. Willis, Jr., President






                                   Michael Harris, P.A.


                                  By: ____________________________
________________________              Michael D. Harris, President

                         SCHEDULE 10 TO AGREEMENT AMONG
             JACK R. CREEL, BIOTEK ENVIRONMENTAL SERVICES, INC. AND

                          TOP SOURCE TECHNOLOGIES, INC

                                   TRADEMARKS

     MightyClean 2000(TM); any other trademark legally available that the Distributor may deem necessary to carry out the terms of the Agreement.