Form 10-Q
period 2001-06-30
GLOBAL TECHNOVATIONS INC
filed 2001-08-20
CIK 800055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 2001

                         Commission File Number 1-11046



                           GLOBAL TECHNOVATIONS, INC.
             (Exact name of Registrant as specified in its charter)


    Delaware                                               84-1027821
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


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

        Class                               Outstanding at August 14, 2001
Common stock: $.001 par value                       29,809,281 shares

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q


                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                                                   Page

                Condensed Consolidated Balance Sheets as of June 30, 2001
                 (Unaudited) and September 30, 2000...............................................3

                Condensed Consolidated Statements of Operations (Unaudited) for the
                Three Months Ended June 30, 2001 and 2000 ........................................4

                Condensed Consolidated Statements of Operations (Unaudited) for the
                Nine Months Ended June 30, 2001 and 2000 .........................................5

                Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                Nine Months Ended June 30, 2001 and 2000 .........................................6

                Notes to Unaudited Condensed Consolidated
                Financial Statements...........................................................7-16


ITEM 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................................16-22






                       PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.......................................................................23

ITEM 2.  Changes In Securities...................................................................23

ITEM 6.  Exhibits and Reports on Form 8-K........................................................24

                            GLOBAL TECHNOVATIONS, INC
                                    FORM 10-Q

                      CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                      June 30,                  September 30,
ASSETS                                                                                 2001                         2000
                                                                                 ------------------           -----------------
Current Assets:
  Cash and cash equivalents                                                            $ 1,808,328                 $ 1,046,152
  Trade accounts receivable, net of allowance for doubtful
    accounts of $230,000 and $120,000                                                    5,242,177                  13,105,629
  Inventories                                                                            7,318,244                   7,465,007
  Prepaid expenses                                                                         417,579                      82,662
  Other                                                                                     82,427                     100,224
                                                                                 ------------------           -----------------
Total current assets                                                                    14,868,755                  21,799,674
Property and equipment, net                                                             11,869,100                  11,662,864
Capitalized database, net                                                                1,493,402                   1,651,527
Goodwill, net of amortization of $1,301,000 and $132,000                                29,896,339                  31,439,799
Other assets, net                                                                        1,162,971                   1,412,767
                                                                                 ------------------           -----------------
TOTAL ASSETS                                                                          $ 59,290,567                $ 67,966,631
                                                                                 ==================           =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                       $ 6,725,486                $ 11,841,418
  Current portion of long term debt                                                     11,001,750                   3,449,666
  Accounts payable                                                                      13,136,854                  11,053,264
  Deferred revenue                                                                         514,341                     312,801
  Other liabilities                                                                      3,588,852                   3,336,192
  Payable to former buyer of automotive subsidiary                                         975,887                     994,232
                                                                                 ------------------           -----------------

Total current liabilities                                                               35,943,170                  30,987,573
                                                                                 ------------------           -----------------
  Long term debt, less current portion                                                  22,285,689                  32,200,045
  Other liabilities                                                                      1,648,849                     898,020
                                                                                 ------------------           -----------------

Total long term liabilities                                                             23,934,538                  33,098,065
                                                                                 ------------------           -----------------
Total liabilities                                                                       59,877,708                  64,085,638

Commitments and contingencies ( Notes 8, 9 and 11 )

Stockholders' equity (Capital Deficit):
  Convertible preferred stock - $.10 par value, 5,000,000 shares authorized;
   9,500 and 3,500 shares issued and outstanding at June 30, 2001 and
   September 30, 2000, respectively, net of discount of $1,304,344
   and $0 at June 30, 2001 and September 30, 2000, respectively                          8,195,656                   3,500,000
  Common stock-$.001 par value, 50,000,000 shares
   authorized; 29,809,281 and 29,804,281 shares issued and outstanding
   at June 30, 2001 and September 30, 2000, respectively                                    29,809                      29,804
  Additional paid-in capital                                                            34,296,181                  32,557,802
  Accumulated deficit                                                                  (41,759,433)                (30,857,259)
  Treasury stock-at cost; 466,234  shares                                               (1,349,354)                 (1,349,354)
                                                                                 ------------------            -----------------
Total stockholders' equity (Capital Deficit)                                              (587,141)                  3,880,993
                                                                                 ------------------            -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL
                                                                                 ==================            =================

DEFICIT)                                                                              $ 59,290,567                $ 67,966,631
                                                                                 ==================            =================

See accompanying notes to unaudited condensed consolidated financial statements.

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                                 2001                          2000
                                                                          -------------------            -----------------
Revenue:
  Sales revenue - speakers                                                      $ 15,047,307                  $         -
  Sales revenue - instruments                                                        340,430                       54,763
  Lease revenue - instruments                                                        393,284                      256,334
                                                                          -------------------            -----------------

   Total revenue                                                                  15,781,021                      311,097
                                                                          -------------------            -----------------
Cost of sales and leasing
  Cost of sales - speakers                                                        13,566,761                            -
  Cost of sales - instruments                                                        314,248                       35,727
  Cost of leasing - instruments                                                      417,514                      426,409
                                                                          ------------------            -----------------
   Total of cost of sales and leasing                                             14,298,523                      462,136
                                                                          -------------------            -----------------
Gross profit (loss)                                                                1,482,498                     (151,039)
                                                                          -------------------            -----------------
Expenses:
  General and administrative                                                       1,672,877                      858,202
  Selling and marketing                                                            1,227,490                      288,370
  Depreciation and amortization                                                      539,567                       95,274
  Research and development                                                               705                       54,942
                                                                          -------------------            -----------------
Total expenses                                                                     3,440,639                    1,296,788
                                                                          -------------------            -----------------
Loss from operations                                                              (1,958,141)                  (1,447,827)
Other income (expense):
  Interest income                                                                     15,067                       41,925
  Interest expense                                                                (1,298,965)                     (55,906)
  Other income, net                                                                   54,575                       30,880
                                                                          -------------------            -----------------

Net other income (expense)                                                        (1,229,323)                      16,899
                                                                          -------------------            -----------------
Loss before income taxes                                                          (3,187,464)                  (1,430,928)
Income taxes                                                                               -                            -
                                                                          -------------------            -----------------
Net loss                                                                          (3,187,464)                  (1,430,928)
Embedded dividend on preferred stock                                                (151,887)                           -
Preferred dividends                                                                 (187,083)                     (78,750)
Value of warrants issued with preferred stock                                        (68,546)                           -
                                                                          -------------------            -----------------
Net loss available to common stockholders                                        ($3,594,980)                 ($1,509,678)
                                                                          ===================            =================

Basic and Diluted Earnings (Loss) Per Share
Net Loss                                                                             $ (0.12)                     $ (0.05)
                                                                          ===================            =================

Basic and diluted weighted average common shares outstanding                      29,343,047                   29,333,047
                                                                          ===================            =================

See accompanying notes to unaudited condensed consolidated financial statements.


                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                             2001                        2000
                                                                       -----------------            ----------------
Revenue:
  Sales revenue - speakers                                                 $ 42,238,252                  $        -
  Sales revenue - instruments                                                   814,282                     128,043
  Lease revenue - instruments                                                 1,123,130                     666,607
                                                                       -----------------            ----------------

   Total revenue                                                             44,175,664                     794,650
                                                                       -----------------            ----------------
Cost of sales and leasing
  Cost of sales - speakers                                                   38,967,138                           -
  Cost of sales - instruments                                                   612,509                      76,404
  Cost of leasing - instruments                                               1,542,407                   1,080,580
                                                                       ----------------            ----------------
    Total of cost of sales and leasing                                       41,122,054                   1,156,984
                                                                       -----------------            ----------------
Gross profit (loss)                                                           3,053,610                    (362,334)
                                                                       -----------------            ----------------
Expenses:
  General and administrative                                                  4,809,416                   2,503,865
  Selling and marketing                                                       3,090,549                     717,502
  Depreciation and amortization                                               1,576,921                     286,026
  Research and development                                                       35,094                      93,901
                                                                       -----------------            ----------------
Total expenses                                                                9,511,980                   3,601,294
                                                                       -----------------            ----------------
Loss from operations                                                         (6,458,370)                 (3,963,628)
Other income (expense):
  Interest income                                                                64,374                     185,256
  Interest expense                                                           (4,031,491)                   (149,984)
  Other income, net                                                             229,415                     107,242
                                                                       -----------------            ----------------

Net other income (expense)                                                   (3,737,702)                    142,514
                                                                       -----------------            ----------------
Loss before income taxes                                                    (10,196,072)                 (3,821,114)
Income taxes                                                                          -                           -
                                                                       -----------------            ----------------
Net loss                                                                    (10,196,072)                 (3,821,114)
Embedded dividend on preferred stock                                           (169,464)                    (55,356)
Preferred dividends                                                            (407,360)                   (236,250)
Value of warrants issued with preferred stock                                  (102,373)                   (252,180)
                                                                       -----------------            ----------------
Net loss available to common stockholders                                  ($10,875,269)                ($4,364,900)
                                                                       =================            ================

Basic and Diluted Earnings (Loss) Per Share
Net Loss                                                                        $ (0.37)                    $ (0.15)
                                                                       =================            ================

Basic and diluted weighted average common shares outstanding                 29,340,831                  29,333,047
                                                                       =================            ================


See accompanying notes to unaudited condensed consolidated financial statements.
                                       5

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

                                                                               2001                          2000
                                                                         -----------------           -----------------
OPERATING ACTIVITIES:
    Net loss                                                                 $(10,196,072)               $ (3,821,114)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Depreciation                                                                1,089,252                     416,939
    Amortization                                                                1,618,458                     177,212
    Amortization of original issue discount on debt                                93,978                           -
    Non cash value of services from consultants                                   115,572                      54,000
    Decrease in accounts receivable, net                                        7,863,452                      13,613
    (Increase) decrease in inventories                                            116,763                     622,595
    Increase in prepaid expenses                                                 (334,917)                    (17,773)
    Decrease (increase) in other assets                                            17,797                    (172,244)
    Increase in preferred stock of buyer of automotive subsidiary                       -                     (33,630)
    Increase (decrease) in accounts payable                                     2,083,590                     (73,488)
    Increase in deferred revenue                                                  201,540                   1,062,929
    Increase (decrease) in accrued liabilities                                    152,660                    (559,872)
    Decrease in payable to former buyer of automotive subsidiary                  (18,345)                    (26,845)
    Increase (decrease) in other liabilities                                      750,829                     (89,799)
                                                                         -----------------           -----------------
Net cash provided by (used in) operating activities                             3,554,557                  (2,447,477)
                                                                         -----------------           -----------------

INVESTING ACTIVITIES:
    Additions to patent costs, net                                                      -                      (2,267)
    Proceeds from sale of subsidiary                                                    -                  (1,135,834)
    Proceeds from discontinued operations                                               -                   5,591,265
    Payment for acquisition costs of OAI                                         (106,012)                          -
    Payment for purchase of assets of BAT                                        (151,212)                          -
    Purchases of property and equipment, net                                   (1,656,875)
                                                                         -----------------           -----------------
Net cash (used in) provided by investing activities                            (1,914,099)                  4,453,164
                                                                         -----------------           -----------------

FINANCING ACTIVITIES:
    Preferred stock issuance, net                                               6,000,000                     (27,332)
    Proceeds from exercise of stock options                                         1,400                           -
    Repayments of Senior Convertible Notes                                        (52,500)                   (104,000)
    Repayments of Term A and B Loans                                           (1,553,750)                          -
    Repayment of loan payable                                                           -                    (500,000)
    Payment of preferred stock dividends                                         (157,500)                   (315,000)
    Repayment of line of credit borrowings, net                                (5,115,932)                 (1,913,986)
                                                                         -----------------           -----------------
Net cash used in financing activities                                            (878,282)                 (2,860,318)
                                                                         -----------------           -----------------

Net increase (decrease) in cash and cash equivalents                              762,176                    (854,631)
Cash and cash equivalents at beginning of period                                1,046,152                   2,308,952
                                                                         -----------------           -----------------
Cash and cash equivalents at end of period                                     $1,808,328                  $1,454,321
                                                                         =================           =================

See accompanying notes to unaudited condensed consolidated financial statements.
                                       6

                           GLOBAL TECHNOVATIONS, INC.
                                    FORM 10-Q


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.      BASIS OF PRESENTATION

     The accompanying financial statements of Global Technovations, Inc. (the "Company" or "GTI") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 2000. Certain fiscal year 2000 amounts have been reclassified to conform to current year presentation.

     As discussed in Notes 5 and 7, the Company acquired Onkyo America Inc. ("OAI") on August 31, 2000 and purchased substantially all of the assets of Boston Advanced Technologies, Inc. ("BAT") in late December 2000. Both acquisitions were accounted for as purchases; therefore, the results of their operations have been included with the Company from their respective acquisition dates.

Comprehensive Income

     For the three and nine months ended June 30, 2001 and 2000, there were no differences between net income and comprehensive income.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is approximately $29,900,000 and other intangible assets is approximately $3,016,000. Amortization expense during the three and nine-month periods ended June 30, 2001 was approximately $533,000 and $1,580,000, respectively. Currently, the Company is assessing, but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.


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

     For the three months ended June 30, 2001 and 2000, the effect of equivalent shares related to stock options, warrants and convertible preferred stock of 15,927,844 and 3,989,550, respectively, were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.

     For the nine months ended June 30, 2001 and 2000, the effect of equivalent shares related to stock options, warrants and convertible preferred stock of 16,724,597 and 3,820,751, respectively, were not included in the dilutive average common shares outstanding, as the effect would have been anti-dilutive.


3.       INVENTORIES

         Inventories consisted of the following:

                                          June 30,            September 30,
                                            2001                  2000
                                            ----                  ----

              Raw materials             $ 4,977,495           $ 5,519,573
              Finished goods              2,602,950             2,125,434
              Less:  allowance for
              obsolescence                 (262,201)             (180,000)
                                           --------              --------
                                         $7,318,244            $7,465,007
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


     On January 9, 2001, the Mennen Trust again extended the time for the Company to register and to redeem the Series B Preferred at 115% of stated value plus accrued dividends until January 1, 2002. The Series B Preferred cannot be converted to common stock prior to January 1, 2002 without the express written consent of the Company. As consideration for this modification, the Company issued 25,000 warrants to the Mennen Trust at a strike price of $.4375. These warrants were valued at approximately $9,000 and were deducted from Net Income
(Loss) Available to Common Stockholders for the purpose of calculating income
(loss) per share for the second fiscal quarter ending March 31, 2001.

     In January 2001, the Company sold $2,000,000 of its Series C Convertible Preferred Stock ("Series C Preferred") to the Mennen Trust. The Series C Preferred is convertible into a number of shares of Common Stock computed by dividing the stated value of $1,000 per share (the "Stated Value") by 75% of the average closing price of the Common Stock during the period of five trading days immediately preceding the date of conversion, but not less than $.4375 per share (the "Conversion Price"). The Company has the option to redeem the Series C Preferred at a price of 115% of Stated Value plus accrued dividends, which option expired on June 30, 2001. Thereafter, the redemption premium increases to 120% of Stated Value plus accrued dividends. The Series C Preferred pays a dividend of 10% per annum in cash or, if the Company is unable to pay cash, in shares of Common Stock. The number of shares of Common Stock to be issued in such event shall equal to the sum of: (A) the amount of the dividend divided by the Conversion Price plus (B) 25% of the amount obtained in clause (A). As additional consideration, the Company issued to the Mennen Trust 200,000 warrants to purchase the Company's Common Stock exercisable over a 10-year period at a price of $.4375 per share. These warrants and the beneficial conversion feature were valued at approximately $144,000, which is being amortized as a deduction from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share from the date of issuance to January 15, 2002, the first date of conversion. The first date holders of Series C Preferred may convert is the later of (i) January 15, 2002 or (ii) the effective date of a registration statement for the public sale of the underlying Common Stock.

     Additionally, in March and May 2001 the Mennen Trust purchased a total of $4,000,000 of Series D Preferred Stock ("Series D Preferred"), funding $2,000,000 each time. The terms of the Series D Preferred are similar to the Series C Preferred except (i) the first $2,000,000 of the Series D Preferred converts at $.6875 per share and (ii) the second $2,000,000 converts at $.539 per share. As consideration for an agreement to fund the first $2,000,000, the Company issued to the Mennen Trust 400,000 warrants exercisable at $.6875 per share. These warrants were valued at approximately $204,000, which is being amortized as a deduction from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share from the date of issuance to the first date of conversion. As consideration for the second $2,000,000 of Series D Preferred, the Company issued to the Mennen Trust 250,000 warrants exercisable at $.80 per share. These warrants and beneficial conversion feature were valued at approximately $1,246,000, which is being amortized as a deduction from Net Income (Loss) Available to Common Stockholders for the purpose of calculating income (loss) per share from the date of issuance May 16, 2001 to the first date of conversion.

5.       MODIFICATION OF OAI PURCHASE

         On August 31, 2000, the Company acquired 100% of the outstanding common stock of OAI from Onkyo Corporation, Onkyo Malaysia SDN. BHD., and Onkyo Europe Electronics GMBH ("Share Purchase Agreement"). The purchase price was $25,000,000 plus a contingent sum of up to $15,000,000 based upon the future post acquisition earnings of OAI (the "Earn-Out") over a five-year period. At closing, the Company paid $13,000,000 in cash and delivered the balance of $12,000,000 in promissory notes ("Promissory Notes") due in three years together with accrued interest of 7.51%. The Earn-Out, if any, is due and payable on August 31, 2005. The allocation of the purchase price was based upon preliminary estimates made by the Company and is subject to change. Certain litigation contingencies of OAI, which existed at the date of acquisition and were resolved on July 19, 2001 (see Note 9 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements).

         In December 2000, Onkyo Corporation, the Company and OAI modified the Share Purchase Agreement by reducing the Promissory Notes to Onkyo Corporation by $1,000,000 and waiving the accrued interest on the same $1,000,000 of Promissory Note retroactive to August 31, 2000. Additionally, Onkyo Corporation agreed to extend the time for OAI to pay approximately $3,200,000 in trade payables due to Onkyo Corporation from May 31, 2001 to March 10, 2002. In making these concessions, Onkyo Corporation recognized that the recent softness in the automotive industry had reduced OAI's cash flow. The Company also believes that these concessions helped facilitate General Motors Acceptance Corporation ("GMAC") amending OAI's loan covenants to provide OAI additional liquidity (See
Note 11 of the Notes to Unaudited Interim Consolidated Financial Statements). In connection with the reduction of the note by $1,000,000, the Company reduced the goodwill recorded in connection with the purchase of OAI.

6.       MENNEN TRUST GUARANTEE

         On November 30, 2000, the Mennen Trust agreed to guarantee ("Guarantee") a 13 month $1,000,000 note from the Company to Top Source Automotive, Inc. ("TSA"), the Company's 85% owned subsidiary. This permits the Company to use TSA's cash, which had been allocated in the event the arbitration proceeding with NCT Audio Products ("NCT") was unsuccessful. (See Note 9 of the Notes of the Unaudited Condensed Consolidated Financial Statements). In consideration for the guarantee, the Company agreed to pay the Mennen Trust a $50,000 fee on January 15, 2001 and issued to the Mennen Trust 150,000 ten year warrants exercisable at a strike price of $.4375. These warrants were valued at approximately $77,000, and together with the $50,000 fee were expensed during the first fiscal quarter ended December 31, 2000.

         If the Mennen Trust is required to pay under the Guarantee in whole or in part, the Company shall issue to the Trust 10% convertible preferred stock, convertible at a 30% discount from market (but not less than $.60 per share), redeemable at the Company's option at 120%. Such conversion feature would result in an embedded dividend that would be deducted from Net Income (Loss) Available to Common Stockholders, each period, while the stock is outstanding. The Company shall use its best efforts to register the Common Stock issuable upon conversion within six months of issuance of the preferred stock. Only 1/6 of face value of the underlying Common Stock can be sold per month, on a cumulative basis.


7.       PURCHASE OF THE ASSETS OF BAT

         In late December 2000, the Company's On-Site Analysis, Inc. subsidiary ("On-Site") purchased substantially all of the assets of BAT of Marlboro, Massachusetts. BAT, under an exclusive agreement with a multi-billion-dollar chemical company, develops and manufactures a family of portable, spectroscopic instruments marketed under the name of SpecTrace(TM) liquid petroleum marker systems. The automatic SpecTrace(TM) instruments utilize sophisticated chemo metric analysis to make accurate, in-the-field measurement of marker concentration in many forms of refined petroleum products. The marker systems are currently used by a number of governments for fuel excise tax enforcement and by gasoline and oil marketers for brand integrity and quality control. In addition to its work with the major chemical company, BAT previously (and On-Site currently) manufactures the PetroAnalytics(TM) line of diesel fuel and gasoline properties analyzers for the automotive, truck and heavy-duty equipment service markets. This instrument employs mid-infrared spectroscopic analysis and chemo metrics to automatically measure fuel properties that previously were available only from testing laboratories at a cost of several hundred dollars per sample. Similarly, BAT's gasoline analyzer purchased by On-Site measures octane, composition and volatility parameters that are important to the performance of automotive engines.

On-Site paid $125,000 in cash, agreed to assume $250,000 in debt ($150,000 of which is long-term debt due in three years) and the Company issued 280,000 warrants at a strike price of $3.00 per share, and 10,000 warrants at a strike price of $2.00 per share. Approximately $401,000 of costs in excess of net assets acquired were recorded in connection with the acquisition. Additionally, On-Site agreed to pay a contingent earn-out based upon the performance of the

BAT division post-acquisition. In return, On-Site received the rights to six patents. As of June 30, 2001, the operations of BAT had been fully integrated into On-Site and no earn-out was payable.


8.       JIFFY LUBE AGREEMENT

         On May 1, 2001 the Company entered into a five-year On-Site Analyzer ("OSA") Sales and License Agreement, with renewal clauses, with Jiffy Lube International, Inc. ("Jiffy Lube") located in Houston, Texas. Jiffy Lube states that it is the largest franchising organization in the fast lube industry and provides fast oil change and related services through at least 2,200 centers nationwide (approximately 70% of which are franchised).

Under the terms of the agreement:

The Company agreed to:

o Develop and provide (1) an oil analysis mail-in program utilizing the Company's OSA units ("Mail-In-Program") at six regional Company owned mini-labs around the country, and (2) an on-site oil analysis program utilizing the Company's OSA ("On-Site-Program") units on-site. As a component of both Programs, the Company agreed to provide a comprehensive diagnostic report, which will be electronically provided both to Jiffy Lube stores and on a consolidated basis to the Jiffy Lube corporate office. The six laboratories are located in West Palm Beach, Florida; Houston, Texas; Marlboro, Massachusetts; Beltsville, Maryland; Oceanside, California; and in Columbus, Indiana at the Company's OAI facility.

o Grant Jiffy Lube the exclusive rights for the United States and Canada to provide oil analysis services to the automobile market consisting of retail consumers, independent automotive dealers or other consumer based automobile repair retailers provided that Jiffy Lube purchases or leases 1,000 OSA units as described below and attains certain escalating minimum annual sample test volume requirements. This volume will be measured by adding together the number of mail-in-tests sent by Jiffy Lube locations to Company owned mini-labs and the number of oil analysis tests performed on-site at Jiffy Lube locations.

In return Jiffy Lube agreed to:

o Purchase or lease at an agreed upon price up to 1,000 OSA units by the end of calendar year 2002 for deployment at their Jiffy Lube company-owned and franchised stores. Unless Jiffy Lube acquires 1000 units by December 31, 2002 and reaches certain agreed upon volume levels, it shall lose its exclusive rights as described above.

o Pay to the Company, at an agreed upon price, a per test fee for every customer sample run on OSA units located in Jiffy Lube stores.

o Offer OSA Mail-In Program, at an agreed upon fixed price, at all Jiffy Lube locations not deploying on-site units. For each sample processed by the Company at its regional mini-labs, Jiffy Lube will pay the Company a per sample fee.

         On July 19, 2001, the Company received a purchase order from Jiffy Lube for 154 OSA units. As of August 14, 2001, the Company had 10 OSA units operating at Jiffy Lube locations in Sacramento, California. In addition to these 10 units, the Company has shipped 16 units to Jiffy Lube. The Company expects to ship 19 more OSA units to new Jiffy Lube store locations by the end of August 2001. The Company expects to receive an additional purchase order from Jiffy Lube at the end of September 2001 for 146 more OSA units. This new purchase order from Jiffy Lube will be contingent upon the Company successfully completing the installation of the OSA units shipped during August, 2001 and installing OSA units that are expected to be shipped in September.

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

         NCT Audio Products, Inc. v. Top Source Technologies, Inc., et al. (American Arbitration Association): As previously reported in the Company's Report on Form 10-K/A for the fiscal year ending September 30, 2000("2000 Form 10-K") and its Reports on Form 10-Q for the quarters ending December 31, 2000 and March 31, 2001 ("2000 Form 10-Q"), GTI and its 85% owned subsidiary, TSA are respondents in an arbitration proceeding brought by NCT before the American Arbitration Association; GTI and TSA have asserted counterclaims against NCT in the same proceeding.

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

         The case is being defended vigorously. The Company believes that NCT's claim for damages beyond its 15% equity ownership of TSA less certain adjustments and offsets are without merit.

         On July 19, 2000, Louis Mellilo, a former employee filed an action against OAI in the United States District Court, Southern District of Indiana, alleging that he was terminated and denied contractual severance benefits three months after such termination because of his age and further alleging discriminatory acts on the part of OAI. The complaint sought severance payments and other damages in unspecified amounts, compensatory and punitive damages, and attorneys' fees. OAI ceased the severance payments after discovering what it believed to be improper conduct on the part of the former employee.

On July 31, 2001, OAI and its insurance carrier agreed to an out of court settlement with Mr. Mellilo. The settlement consisted of a one-time lump sum payment, and five monthly payments to be made by OAI. The settlement amount was substantially equivalent to Mr. Mellilo's original contractual severance terms along with interest and legal fees. The insurance carrier's payment represented approximately 35% of the settlement amount. Additionally, under the terms of the Share Purchase Agreement, the sellers of OAI agreed to pay 20% of the total settlement amount in the form of a credit against OAI's long-term obligations to the seller.

         The amount of the settlement was treated as an increase in Goodwill as recorded in connection with the acquisition of OAI on the Company's consolidated balance sheet at June 30, 2001.


10.      SEGMENT REPORTING

         The Company currently classifies its operations into the following segments: (1) Automotive Audio Technology, which consists of OAI and (2) Oil Analysis Service, which consists of On-Site and BAT operations. Corporate and other includes general corporate assets consisting primarily of cash and cash equivalents, property and equipment, and corporate expenses. The material components of corporate general and administrative expenses are salaries and benefits; legal and accounting; travel and entertainment; consulting; and proxy, printing and transfer costs. In fiscal 2001 and 2000, corporate expenses (salaries, benefits and general and administrative expenses) have been allocated to oil analysis service segment. Under the current terms of OAI's banking facility with GMAC, no corporate expenses are allowed to be allocated to OAI. Financial information about the Company's operations by segments for the nine months ended June 30, 2001 and 2000 is as follows:

                                   Automotive
                                                     Audio          Oil Analysis      Corporate
                                                   Technology         Service         and Other       Consolidated
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------
        Revenue:
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------

                                Nine months       $42,238,252       $1,937,412       $   -            $44,175,664
                                ended 6/30/01
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------

                                Nine months          -                794,650            -                794,650
                                ended 6/30/00
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------
        Net Loss:
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------

                                Nine months        $4,210,760      $3,385,022         $2,600,290      $10,196,072
                                ended 6/30/01
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------

                                Nine months          -              3,241,890            579,224        3,821,114
                                ended 6/30/00
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------
        Assets:

        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------
                                6/30/01           $51,935,938      $5,812,643         $1,541,986      $59,290,567
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------

                                9/30/00            60,301,707       5,453,413          2,211,511       67,966,631

        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------

        Depreciation
        and Amortization:
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------

                                Nine months          $701,675      $1,962,574            $48,703       $2,712,952
                                ended 6/30/01
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------

                                Nine months          -                568,312             25,839          594,151
                                ended 6/30/00
        --------------------  ----------------  ---------------  ---------------  ---------------- -----------------


11.      LOAN COVENANTS

         As a result of the unanticipated softness in the U.S. automotive industry, OAI's sales, which are historically directly correlated to OEM sales, have been substantially below historical pre-acquisition levels since November 2000. This has resulted in repeated covenant defaults by the Company in its loan agreement with GMAC during the past nine months. As of August 17th, 2001, OAI is current with interest and required principal payment, but remains in default of GMAC loan covenants.

         In order to assist OAI in meeting its liquidity needs, and in recognition of approximately $2,200,000 advanced to OAI by GTI and management's efforts to reduce operating costs, GMAC has entered into four amendments to its loan agreement with OAI. Additionally, GMAC has provided OAI with approximately $1,000,000 of extra availability under its revolving line of credit (Credit Facility") through these amendments. The covenant defaults are continuing as of August 17th, 2001. As a result of the covenant defaults described above, all of the long-term debt outstanding to GMAC has been classified as current at June 30, 2001.

12. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

         During nine months ended June 30, 2001, 85.7% of OAI sales were derived from four major customers. Delphi Delco Electronics accounted for approximately 53.8% and Daimler-Chrysler, Inc., Fujitsu Ten, and Nissan together, accounted for approximately 31.9%.

         During nine months ended June 30, 2001, approximately 54.9% of On-Site's revenues were derived from three customers, Rohm & Haas, Inc. 29.9%, Speedco, Inc. 17.0%, Daimler-Chrysler, Inc. 8.0%. During the same nine-month period in 2000, approximately 40.8% of On-Site revenues were derived from one customer, Speedco, Inc.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         On August 31, 2000, the Company acquired OAI, which manufactures, assembles and distributes audio speakers for the automotive, computer, television and telephone industries. Therefore, the consolidated statements of operations of the Company for the nine months ended June 30, 2001 include nine months of operations for OAI.

         Beginning in the second half of calendar year 2000, the United States economy began to weaken. The Company was not aware of this change at the time of its August 31, 2000 acquisition of OAI. The downturn was not felt at OAI until mid-November 2000 when OEMs in the United States experienced a sudden and material reduction in the sales volume of new car purchases. As a result OAI's revenues for the fiscal quarter ended March 31, 2001 were down 40% compared to the same quarter for the period ended March 31, 2000. During OAI's third fiscal quarter ended June 30, 2001, OAI's sales increased approximately $3,000,000 above OAI's 2001 second fiscal quarter; however, this revenue level was still down 25% when compared to revenue for the same period during 2000.

         Total revenue for the three and nine months ended June 30, 2001 was $15,781,021 and $44,175,664 compared to $311,097 and $794,650 for the same periods in 2000. This increase of $15,469,924 or 4,972.7% for the three-month period and $43,381,014 or 5,459.1% for the nine-month period is attributable to speaker sales of $15,047,307 and $42,238,252 due to the acquisition of OAI on August 31, 2000. The remaining increase is attributable to an increase in On-Site sales of OSA instruments and the first time sales of approximately $206,000 of the Company's new portable solid-state analyzers used to detect markers in oil. This OSA instrument increase amounted to $285,667 or 521.6% for the three-month period and $686,239 or 535.9% for the nine-month period. During the three and nine months ended June 30, 2001 the Company sold three and eight OSA machines, respectively compared to one during same periods in 2000. There was also an increase in On-Site lease revenue of $136,950 or 53.4% for the three month period and $456,523 or 68.5% for the nine-month period primarily attributable to a 42.0% increase in the number of units leased and on trial (generally for 3 to 36 months) generating various levels of revenue (some of which were nominal), compared to the number of units leased and on trial for the same periods in 2000. The units currently on lease and on trial are in a variety of industries which includes truck stops, auctions, automobile dealerships, truck lube centers, auto quick lubes, miners, engine development laboratories, municipalities, and others.

         Gross profit margin for nine months ended June 30, 2001 was 6.9% compared to a negative margin of 45.6% for the same period in 2000. The increase in gross profit margin is due to an increase in On-Site sales revenue and the contribution of gross profit margin from OAI speaker sales. Gross margin from speaker sales were 9.8% and 7.7%, respectively, for the three and nine-month periods ended June 30, 2001. The increase is primarily attributable to improved sales levels of certain higher margin OEM product line and partially attributable to sourcing raw materials from new vendors at a lower cost.

        General and administrative expenses were $1,672,877 and $4,809,416 for the three and nine months ended June 30, 2001 compared to $858,202 and $2,503,865 for the same periods in 2000. The increase of $814,675 or 94.9% for the three-month period and $2,305,551 or 92.1% for the nine-month periods are primarily attributable to the addition of OAI expenses of $494,194 and $1,793,481 for the three and nine-months ended June 30, 2001, respectively, and partially attributable to approximately $109,000 of additional expenses incurred at On-Site to support the Jiffy Lube rollout. In January 2001, the Company closed its OSA facility in Atlanta, Georgia, and redeployed personnel to Columbus, Indiana and Marlboro, Massachusetts. This resulted in a one-time charge of approximately $100,000, for severance pay of approximately $24,000, and moving expenses of approximately $76,000, to earnings in the Company's second fiscal quarter ended March 31, 2001, included in general and administrative expenses.

         Selling and marketing expenses were $1,227,490 and $3,090,549 for the three and six-months ended June 30, 2001 compared to $288,370 and $717,502 or the same periods in 2000. The increase of $939,120 or 325.7% for the three-month period and $2,373,047 or 330.7% for the nine-month period is primarily attributable to the addition of OAI expenses of $960,194 and $2,338,425 for the three and nine-months ended June 30, 2001, respectively.

         Depreciation and amortization was $539,567 and $1,576,921 (excluding depreciation included in cost of sales) for the three and nine-months ended June 30, 2001 compared to $95,274 and $286,026 for the same periods in 2000. This increase of $444,293 or 466.3% for the three-month period and $1,290,895 or 451.3% for the nine-month period is primarily attributable to the amortization of goodwill recorded in connection with the acquisition of OAI of $396,000 and $1,188,000 for the three and nine-months end June 30, 2001, respectively.

         Interest income was $15,067 and $64,374 for the three and nine months ended June 30, 2001 compared to $41,925 and $185,256 for the same periods in 2000. The decrease of $26,858 or 64.1% for the three-month period and $120,882 or 65.2% for the nine-month period is primarily due to a decrease in the average cash balance for the both periods.

         Interest expense was $1,298,965 and $4,031,491 for the three and nine months ended June 30, 2001 compared $55,906 and $149,984 for the same periods in 2000. The increase of $1,243,059 or 2,223.5% for the three month period and $3,881,507 or 2,587.9% for the nine month period is primarily due to the interest expense on the approximately $45 million in debt incurred in connection with the acquisition and operation of OAI.

         On a consolidated basis, future operating results will be affected by amortization of the value of 1,500,000 outstanding warrants and options, most of which were issued in connection with the Company's continuing financing efforts.

         For the nine months ended June 30, 2001, the Company sustained a net loss of $10,196,072 and a Net Loss Available to Common Stockholders of $10,875,269 after reductions related to preferred stock transactions and dividends. The comparable totals for the nine months ended June 30, 2000 were a loss of $3,821,114 and Net Loss Available to Common Stockholders of $4,364,900.

         The Company's recently announced Jiffy Lube agreement represents a major milestone in its history because it provides the potential for the OSA technology to be mass marketed with a recognizable entity. Since the announcement of the signing of the definitive agreement with Jiffy, the Company has received a number of new and promising inquiries about the OSA from major entities.

         During the past four months the Company has employed a substantial portion of its OSA manpower and engineering group to help build the infrastructure, computer network, and sales reporting systems to support the rollout of up to 1,000 OSA units at Jiffy Lube. In addition to its manpower commitment, the Company has expended $109,000 in out-of-pocket expenses to support this Jiffy Lube project, which is described in Note 8 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements. The Company believes that this infrastructure will benefit other potential OSA installations. These new expenditures and the deployment of manpower for the Jiffy project have increased the Company's already significant losses. The success of the overall Jiffy project is contingent on a number of factors:

o Acceptance of oil analysis by the public at Jiffy locations resulting in the generation of significant ongoing per test revenues.

o Placement of a sufficient number of OSA units at Jiffy locations to generate sufficient revenue to help offset the cost of the infrastructure expenses necessary to support the Jiffy installation.

o The ability of the Company to bulk order certain key components to obtain buying efficiencies and reduce the cost of manufacturing OSA units.

o The ability of the Company to complete certain technological improvements in the OSA hardware and software to meet the needs of Jiffy Lube management and to reduce its costs to provide the operational efficiencies necessary to maximize OSA projects.

         For these reasons, the Company believes for the immediate future that the Jiffy Lube program will generate operating losses and require significant additional capital and liquidity above current levels (see Liquidity and Capital Resources).

         The Company's current liquidity concerns have delayed the ordering of sufficient component inventory necessary to fulfill the Jiffy Lube purchase order. In turn, ordering reduced quantities of components has increased the Company's cost of raw materials. Finally, the slowness in delivering OSAs has delayed the Company's ability to receive revenue from usage by Jiffy Lube customers. On August 10, 2001 the Company shipped 16 OSA units for placement in Jiffy Lube locations by the end of August 2001. The Company expects to ship another 19 units to Jiffy Lube locations by the end of August 2001, although there can be no assurances.

         To date, the number of tests generated and per test fees are exceeding Jiffy Lube's expectations (according to Jiffy Lube management) from the first 10 Jiffy Lube Sacramento, California locations, (installed during May through July
2001) without any of the benefit of the anticipated Jiffy Lube forthcoming major advertising and promotions campaign. This oil analysis program whether performed on-site or via a mail-in test retails to the public for $19.99 per test. Looking ahead, the Jiffy Lube agreement has the potential to provide material revenue, income and positive cash flow. While Jiffy Lube's purchase order of the first 154 OSA units (see Note 8 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements) indicates its corporate commitment to an oil analysis program featuring the Company's OSAs, there can be no assurances that consumers will favorably react to Jiffy Lube's marketing initiatives. With the delivery of the additional units to Jiffy locations in California (noted above), the Company anticipates that Jiffy Lube will begin its initial marketing campaign in California to encourage consumers to use Jiffy Lube's new oil analysis program.

         If fully implemented, the Company believes that the Jiffy Lube agreement has the potential to generate in excess of $35,000,000 in revenue during the initial five-year term, however, there can be no assurances.

         In addition to the Jiffy Lube agreement, the Company expects that it may receive significant new OSA orders from two large companies, which serve different markets. Both of these customers have been testing multiple units for a substantial period of time. Based upon discussions with these customers, the Company expects to receive large purchase orders from one or both of these customers by the end of the 2001 calendar year. Additionally, OAI is seeking new sources of higher margin after-market business to reduce its reliance upon the OEM automotive business.

         In order to reduce its losses and improve operating results, the Company must significantly increase OSA revenues and improve operating results at OAI. During the past seven months, the Company has undertaken a number of steps to help mitigate the impact of lower sales levels at OAI. These steps include the following:

1.  Reduced overall headcount

2. Embarked on major cost cutting initiatives in all aspects of its business. These reductions have resulted in decreased selling, general and administrative expenses when compared to the two previous fiscal quarters

3.  Aggressively embarked on obtaining material price reductions



         These measures along with an OAI sale increase during the third fiscal quarter contributed to OAI reducing its operating losses in comparison to the second fiscal quarter ended March 31, 2001. However, OAI continues to incur significant losses.

         There can be no assurance that the Company will be successful in improving operating results at On-Site or OAI for the immediate future.


Liquidity and Capital Resources

         Net cash provided by operating activities was $3,554,557 for the nine months ended June 30, 2001. This was attributable to a net loss of $7,394,384, which excludes depreciation and amortization, offset by a decrease in accounts receivable of $7,863,452 and an increase in accounts payable of $2,083,590. The decrease in accounts receivable is primarily attributable to a decrease in sales at OAI, and an accelerated payment collection plan OAI entered into with its largest OEM customer, which reduced the accounts receivables from this customer from approximately $7,933,000 at September 30, 2000 to $1,200,331 at June 30, 2001.

         Net cash used in investing activities was $1,914,099 for the nine months ended June 30, 2001. This use of cash was primarily attributable to the payment of acquisition costs relating to OAI, the purchase of the assets of BAT and additions to property, plant and equipment.

         Net cash used in financing activities was $878,282, which consisted primarily of net repayments on the GMAC Credit Facility and scheduled principal payments offset by proceeds from the issuance of Series C and D Preferred stock.

         As a condition of granting the Credit Facility to OAI, GMAC required that this facility be used to provide working capital to OAI only. Except for the possibility of the payment of management fees and a dividend on the Company's approximately $4.5 million preferred stock investment in OAI, OAI is restricted from using its Credit Facility to fund the activities of the Company's corporate office or any of its other subsidiaries. As of August 17, 2001, OAI had not paid the Company any management fees or preferred dividends and none are presently anticipated to be paid.

         In order to acquire OAI, the Company incurred substantial debt. In addition to substantial interest payments, the senior debt owed to GMAC requires principal payments of approximately $173,000 per month through December 31, 2001, increasing to approximately $223,000 per month on January 1, 2002. These required principal payments will continue to place substantial pressure on OAI's liquidity.

         The sales reduction from historical levels at OAI has severely strained its liquidity and has caused OAI to violate continual GMAC covenants from the period November 2000 to the present. During the third fiscal quarter ended June 30, 2001, sales at Onkyo increased 25.8% over sales levels in the second fiscal quarter ended March 31, 2001. Despite the recent increase in sales and cost cutting measures, OAI continues to operate at a loss and requires additional capital to continue operating, meet its debt service and required principal payments on its credit facilities, and to maintain its relationship with vendors. Since May 15, 2001, GTI has provided approximately $ 650,000 in additional funding for OAI.

         Initial August 2001 sales results throughout OAI, indicate a further improvement in OAI's sales levels in comparison to historic results. If this trend continues, OAI's August 2001 revenues will equal August 2000 revenues before the automotive recession occurred, and it will help to alleviate OAI's capital requirements, however, there can be no assurance that this trend will continue for the remainder of August or for the immediate future.

         As a condition of allowing OAI to continue using the Credit Facility, GMAC required OAI to suspend all interest payments due to the Mennen Trust until OAI achieves certain operating improvement milestones. The Company is paying monthly interest payments to the Mennen Trust from corporate funds and plans to do so until OAI's liquidity improves sufficiently to permit it do so. As described in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, OAI remains in default under the Credit Facility.

         As of August 17, 2001, GMAC is allowing OAI full use of the Credit Facility despite OAI's continuing loan covenant violations described in Note 11. Due to continuing operating losses at OAI, GMAC has not waived covenant violations. Based upon discussions with GMAC, the Company expects that GMAC will enter into another amendment to the loan agreement within the next several weeks, thereby curing the default. Depending upon future OEM sales, OAI may need further relief from these covenants in the future and GTI may need to infuse additional capital. Failure to agree upon terms of any future Credit Facility amendments will have a material adverse impact on OAI and overall Company operations.

         In order to meet its working capital needs, the Company has entered into several recent transactions as described in Notes 4, 5, 6 and 11 to the Notes to Unaudited Condensed Consolidated Interim Financial Statements.

            In July 2001, the Company received a purchase order from Jiffy Lube for 154 OSA units. Under the terms of the purchase order, Jiffy Lube agreed to enter into 60-month leases at a predetermined price for these units, commencing upon installation. Additionally as described in Note 8 to the Notes to Unaudited Condensed Consolidated Interim Financial Statements, Jiffy Lube is also required to pay a per test fee to GTI for each test performed by the OSA units located in Jiffy Lube Stores. In order to obtain working capital for the Jiffy Lube purchase order, on July 19, 2001 GTI entered into a financing arrangement with a multi-billion dollar New York Stock Exchange listed financial institution. An essential component of this transaction was Jiffy Lube's willingness to lease these OSAs on a recourse basis from the financial institution once the OSA units are installed in Jiffy Lube locations. In return the financial institution provided pre-funding to GTI to help build these units.

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

         As of August 14, 2001, the Company had approximately $1,000,000 in unrestricted cash. As a result of material ongoing operating losses and the need to continue purchasing components for the Jiffy Lube rollout summarized in Note 8 to the Notes to Unaudited Condensed Consolidated Interim Financial Statements, the Company's cash on hand will not be sufficient to fund its operations beyond September 30, 2001.

         The Company is in meaningful discussions with at least five entities regarding new sources of capital to fund its operations and to meet the anticipated Jiffy Lube and other OSA orders described in this report. The Company expects to receive $3.5 million from the sale of preferred stock to one of these sources before the end of August 2001. It is also hopeful that other financing initiatives will be successful in the near term. Failure to obtain additional financing will have a material negative impact on the Company's operations.

Forward-Looking Statements

         The matters discussed in this Report relating to (1) Jiffy Lube including (i) the OSAs potential to be mass marketed, (ii) the potential impact of promising new inquiries, (iii) the benefit to other potential OSA installations, (iv) the success of the project including its revenue potential and future profitability, (v) shipments and installations in August and September, (vi) commencement of Jiffy Lube's California marketing campaign,
(vii) the Company's building and installation of the units, and (viii) receipt of significant OSA orders from two large customers; (2) OAI's ability to obtain higher margin after market business; (3) the Company's expectation about raising additional capital, (4) the adequacy of the Company's working capital, (5) the Company's expectation that it will reach agreement with GMAC on new OAI operating covenants and (6) changes in the Company's future operating performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "intends", "believes" and similar words are used to identify forward-looking statements within the meaning of the Act.

         Some or all of these forward-looking statements may not occur. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the following: (1) the continued reliability of the OSA technology over an extended period of time, (2) the Company's ability to expand the market for OSAs, (3) the acceptance of the OSA technology by the marketplace, (4) the general tendency of large corporations to slowly change from known technology to emerging new technology,
(5) potential future competition from third parties that may develop proprietary technology, which either does not violate the Company's proprietary rights or is claimed not to violate the Company's proprietary rights, (6) economic factors and contractual or other barriers to reaching a further binding agreement with GMAC, (7) unanticipated problems arising from the performance of OAI's speakers sold to OEMs, (8) the ability of OAI to execute its revised business plan, cost cutting measures and to obtain new higher margin OAI after-market business, (9) the ability of the Company to raise capital on acceptable terms despite its ongoing operating losses, (10) GMAC decision not to extend further credit to OAI and call its Credit Facility, (11) the number of OSAs that are placed with Jiffy Lube and its franchisees, (12) the ultimate success of the OSA units and its acceptance by Jiffy Lube customers, and (13) the ability of the Company to raise capital on acceptable terms to build the OSAs and provide ongoing support and working capital. The Company does not intend to update any forward-looking statements. Investors should also consider the factors contained in the Company's filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

         See Note 8 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements for a Discussion of Legal Proceedings.



ITEM 2.              CHANGES IN SECURITIES

         On May 10, 2001, the Company sold 4,000 shares of its Series D preferred stock at a price of $1,000 per share to a trust for which a director,
G. Jeff Mennen, is a co-trustee. As added consideration to the trust for completing the transaction, a warrant to purchase 250,000 shares of the Company's Common Stock at $.80 per share was issued to the trust. This sale was made in reliance on the exemptions provided in Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

                  Number                             Exhibit
                  10.5              Fourth Amendment to GMAC Credit Agreement
                  10.6              Lease/Financing Agreement*
                  10.7              Purchase Agreement*

                  * Confidential Treatment has been requested for the redacted portions of this Exhibit through the filing of a Confidential Treatment Request with the Commission.

                  b.       Reports on Form 8-K

                           There were no Form 8-K filings during the third
                  quarter of fiscal year 2001.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         GLOBAL TECHNOVATIONS, INC.


         By:       /s/ DAVID NATAN
                  David Natan
                  Vice President and Chief Financial Officer


Dated:   August 20, 2001